Form 10-Q
period 1996-07-31
CUNO INC
filed 1996-10-10
CIK 1019779

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For period ended July 31, 1996       Commission file number 000-21109
                 -------------                              ---------

                                CUNO INCORPORATED
----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Delaware                                 06-1159240
------------------------------------------     -----------------------------
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)


400 Research Parkway, Meriden, Connecticut               06450
------------------------------------------     -----------------------------
   (Address of principal executive offices)           (Zip Code)

                             (203) 237-5541
----------------------------------------------------------------------------
   Registrant's telephone number, including area code

                                 Not Applicable
----------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days. Yes X       No
                                                     -----      -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Common Stock, $1 Par Value--13,566,431 shares as of September 10, 1996
                               ----------

                                      INDEX

                                CUNO INCORPORATED

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Combined balance sheets - July 31, 1996 and October 31, 1995

     Statements of combined income - Nine months ended July 31, 1996 and 1995; and three months ended July 31, 1996 and 1995

     Statements of combined cash flows - Nine months ended July 31, 1996 and
     1995

     Notes to combined financial statements - July 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                          PART I. FINANCIAL INFORMATION
                    CUNO INCORPORATED AND COMBINED AFFILIATES
                             COMBINED BALANCE SHEETS


                                                Pro Forma
(Thousands of dollars)                           July 31,  July 31,  October 31,
                                                   1996       1996      1995
                                                ---------  ---------  --------
ASSETS
------
  CURRENT ASSETS:
    Cash (including equivalents of $1,844,000
      in 1996 and $1,582,000 in 1995). . . . .  $  4,682   $  4,682   $  6,740
    Accounts receivable and notes receivable .    41,338     41,338     34,517
      Less allowances for doubtful accounts. .     1,003      1,003      1,136
                                                ---------  ---------  --------
                                                  40,335     40,335     33,381
    Inventories . . . . . . . . . . . . . . .     17,455     17,455     21,763
    Deferred income tax benefits. . . . . . .      5,552      5,552      5,766
    Prepaid expenses. . . . . . . . . . . . .      2,364      2,364      2,511
    Receivables from affiliates . . . . . . .     29,051     29,051     18,767
                                                ---------  ---------  --------
                         TOTAL CURRENT ASSETS     99,439     99,439     88,928

  PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements. . . . . . . .      6,334      6,334      6,672
    Buildings and equipment . . . . . . . . .     84,113     84,113     84,256
    Construction in progress. . . . . . . . .      4,256      4,256      2,451
                                                ---------  ---------  --------
                                                  94,703     94,703     93,379
    Less allowances for depreciation and
       amortization . . . . . . . . . . . . .     46,744     46,744     45,448
                                                ---------  ---------  --------

          TOTAL PROPERTY, PLANT AND EQUIPMENT     47,959     47,959     47,931

  NONCURRENT ASSETS:
    Intangible assets . . . . . . . . . . . .     20,137     20,137     21,663
    Pension assets. . . . . . . . . . . . . .      3,220      3,220      3,264
    Other assets. . . . . . . . . . . . . . .      1,522      1,522      1,041
                                                ---------  ---------  --------
                      TOTAL NONCURRENT ASSETS     24,879     24,879     25,968
                                                ---------  ---------  --------
                                 TOTAL ASSETS   $172,277   $172,277   $162,827
                                                =========  =========  ========

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
  CURRENT LIABILITIES:
    Bank loans. . . . . . . . . . . . . . . .   $ 11,264   $ 11,264   $ 10,440
    Accounts and notes payable. . . . . . . .     30,622     30,622     25,331
    Accrued income taxes. . . . . . . . . . .      3,164      3,164      2,947
    Dividends payable . . . . . . . . . . . .     35,675     35,675          0
    Current portion of long-term debt . . . .      1,009      1,009      1,036
                                                ---------  ---------  --------
                    TOTAL CURRENT LIABILITIES     81,734     81,734     39,754

  NONCURRENT LIABILITIES:
    Long-term debt. . . . . . . . . . . . . .      3,403      3,403      4,060
    Affiliate loan payable. . . . . . . . . .     30,000          0          0
    Deferred income taxes . . . . . . . . . .      3,940      3,940      4,067
    Postretirement benefits . . . . . . . . .      2,714      2,714      2,757
                                                ---------  ---------  --------
                 TOTAL NONCURRENT LIABILITIES     40,057     10,057     10,884

  SHAREHOLDER'S EQUITY:
    Equity. . . . . . . . . . . . . . . . . .     44,340     74,340    105,650
    Translation adjustment. . . . . . . . . .      6,146      6,146      6,539
                                                ---------  ---------  --------
                   TOTAL SHAREHOLDER'S EQUITY     50,486     80,486    112,189
                                                ---------  ---------  --------

   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY   $172,277   $172,277   $162,827
                                                =========  =========  ========


                    CUNO INCORPORATED AND COMBINED AFFILIATES
                          STATEMENTS OF COMBINED INCOME


                                   NINE MONTHS ENDED      THREE MONTHS ENDED
                                         JULY 31,              JULY 31,
(Thousands of dollars,            --------------------   -------------------
except per-share data)               1996       1995        1996       1995
                                  ---------  ---------   ---------  --------
Net sales......................  $134,636   $120,810    $ 48,542   $ 43,467
Less costs and expenses:
   Cost of products sold.......    79,632     74,864      27,746     26,442
   Selling, administrative and
     general expense...........    41,252     38,611      14,668     14,382
   Nonrecurring spin-off and
     related costs.............     2,876          0       2,876          0
                                 ---------  ---------   ---------  --------
                                  123,760    113,475      45,290     40,824
                                 ---------  ---------   ---------  --------

Operating income...............    10,876      7,335       3,252      2,643

Nonoperating income (expense):
   Interest income.............        95         89          39         35
   Interest expense............      (300)      (566)       (101)      (145)
   Foreign currency gains
     (losses)..................      (102)      (230)        (80)      (169)
   Other.......................       (59)      (156)        (81)        49
                                 ---------  ---------   ---------  --------

                                     (366)      (863)       (223)      (230)
                                 ---------  ---------   ---------  ---------

Income before income taxes.....    10,510      6,472       3,029      2,413

Income taxes...................     4,778      2,396       2,399        994
                                 ---------  ---------   ---------  --------

Net income ....................  $  5,732   $  4,076    $    630   $  1,419
                                 =========  =========   =========  ========



Pro forma earnings per share of
   common stock:
      Net Income...............     $0.42      $0.30       $0.05      $0.10

Weighted average number of shares
   used in pro forma earnings
   per share:..................    13,566     13,566      13,566     13,566


                    CUNO INCORPORATED AND COMBINED AFFILIATES
                   STATEMENTS OF CONDENSED COMBINED CASH FLOWS


                                                          NINE MONTHS ENDED
(Thousands of dollars)                                         July 31,
                                                          ------------------
                                                              1996      1995
                                                              ----      ----
OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . .  $  5,732  $  4,076
 Adjustments to reconcile net income to net cash
           provided by operating activities:
       Provision for depreciation and amortization . . .     5,632     5,819
       Pension plan credits. . . . . . . . . . . . . . .       905       770
       Change in deferred income taxes . . . . . . . . .       (87)     (984)
       Change in current assets and liabilities:
           (Increase) in accounts receivable . . . . . .    (7,527)   (3,812)
           Decrease in inventories . . . . . . . . . . .     4,040       270
           Decrease (increase) in prepaid expenses and
               other current assets. . . . . . . . . . .        60      (298)
           (Increase) decrease in accounts receivables
               from affiliates . . . . . . . . . . . . .    (9,149)    2,320
           Increase in accounts payable and
               accrued expenses. . . . . . . . . . . . .     5,121       154
           (Decrease) in accrued income taxes. . . . . .      (856)     (460)

                                                          --------  --------
   Net cash provided by operating activities . . . . . .     3,871     7,315


INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets. . . . . . . . . .        41        71
   Investment in intangibles . . . . . . . . . . . . . .         0      (226)
   Capital expenditures. . . . . . . . . . . . . . . . .    (4,699)   (4,289)

                                                          --------  --------
 Net cash (used) provided by investing activities. . .      (4,658)   (4,444)

FINANCING ACTIVITIES:
   Proceeds from long-term debt  . . . . . . . . . . . .         0         0
   Principal payments on long-term debt  . . . . . . . .      (521)     (510)
   Net borrowings under bank loan agreements . . . . . .     1,228      (310)
   Conversion of other assets. . . . . . . . . . . . . .      (615)      (50)
   Dividends paid to affiliates. . . . . . . . . . . . .    (1,268)        0

                                                          --------  --------
   Net cash (used) by financing activities . . . . . . .    (1,176)     (870)

Effect of exchange rate changes on cash. . . . . . . . .       (95)      100

                                                          --------  --------
Net (decrease) increase in cash and cash equivalents . .    (2,058)    2,101

Cash and cash equivalents at beginning of period . . . .     6,740     4,408

                                                          --------  --------
Cash and cash equivalents at end of period . . . . . . .  $  4,682  $  6,509
                                                          ========= ========

Supplemental disclosures:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . .    $  304    $  550
    Income taxes . . . . . . . . . . . . . . . . . . .       5,721     3,840

CUNO INCORPORATED AND COMBINED AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS

July 31, 1996

Note A - Basis of Presentation
------------------------------

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Cuno Incorporated's Form 10 for the year ended October 31, 1995.

Note B - Cuno Incorporated - Distribution
-----------------------------------------

         On July 29, 1996 the Board of Directors of Commercial Intertech Corp. approved a plan to spin-off the fluid purification business by declaring a dividend distribution of 100% of the common stock of Cuno Incorporated ("CUNO") on a pro-rata basis to the holders of Commercial Intertech common shares (the "Distribution"). On September 10, 1996, the Distribution date, each holder of record of Commercial Intertech common shares as of the close of business on August 9, 1996, the record date for the Distribution, received one share of CUNO Common Stock for every one share of Commercial Intertech common share. No fractional shares of CUNO were issued.

         In connection with the spin-off, the Company declared dividends of approximately $35,675,000 payable from the CUNO subsidiaries to the parent (Commercial Intertech), and immediately prior to the Distribution, Cuno assumed $30,000,000 of Commercial Intertech's debt in the form of a dividend.

         CUNO and Commercial Intertech have entered into a Tax Allocation Agreement in connection with the Distribution. In addition, the companies have entered into a Distribution and Interim Services Agreement which provides that certain services which have historically been provided to CUNO by Commercial Intertech will continue to be provided following the Distribution Date, at rates specified in such agreement, for a period of up to twelve months.

         For further information, refer to Form 10 filed on September 10, 1996.

NOTE C - PRO FORMA PER-SHARE DATA
---------------------------------

         Pro forma per-share data was computed using the weighted average number of common shares outstanding as of September 10, 1996.

NOTE D - INVENTORIES
--------------------

     Inventories consisted of the following:

                                 JULY 31,    OCTOBER 31,
                                   1996         1995
                                 --------     -------
Raw materials                    $ 2,795      $ 3,063
Work-in-process                    5,888        6,784
Finished goods                     8,772       11,916

                                 -------      -------
                                 $17,455      $21,763
                                 =======      =======

NOTE E - NONRECURRING SPIN-OFF AND RELATED COSTS
------------------------------------------------

         Nonrecurring spin-off and related costs represent the expenses associated with the tax-free spin-off of the Company ($.21 per share).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995
-------------------------------------------------

                  On July 29, 1996, Commercial Intertech Corp. of Youngstown, Ohio announced that its Board of Directors declared a dividend to its common shareholders of 100 percent of the common stock of Cuno Incorporated of Meriden, Connecticut, its wholly-owned fluid purification business (Cuno or the Company). The new Cuno shares were distributed on September 10, 1996 on the basis of one common share of Cuno for each Commercial Intertech common share outstanding, payable to holders of record as of the close of business on August 9, 1996. The accompanying financial statements represent the financial condition of the Company and the results of operations as if the Company were a stand-alone corporation during the periods shown.

                  All-time record quarterly sales of $48,542,000 were realized by the Company during the current period, surpassing last year's revenues by $5,075,000 or 12 percent. Revenues from operations in the United States during the current period of $23,908,000, also an all-time record, were $4,712,000 or 25 percent higher than last year as shipments in the current quarter to the fluid processing and healthcare markets were $3,392,000 or 32 percent higher than the same period last year. Meanwhile, foreign revenues during the third quarter of the fiscal year of $24,634,000 were slightly higher than the same period last year. Adjusted for changes in foreign currency exchange rates and due to a weaker U.S. dollar, foreign revenues would have been $2,294,000 or 10 percent higher at last year's average foreign currency exchange rates. Operations in Europe and Asia/Pacific reported all-time record quarterly sales during the current period.

                  Consolidated gross profit of $20,796,000 was $3,771,000 or 22 percent higher than the same period last year, due principally to increased sales volume. Consolidated gross profit margins were over three percentage points higher than last year. Gross margins in the United States were almost nine percentage points higher during the current period due principally to improved manufacturing processes and higher profit margins for new product introductions.

                  Selling, administrative and general expenses of $14,668,000 were only slightly higher than last year. Adjusted for fluctuating foreign currency exchange rates, consolidated operating expenses were just slightly lower than the third quarter of last year.

                  During the third quarter of fiscal 1996, the Company incurred nonrecurring, non-tax deductible expenses of $2,876,000 associated with the costs of the tax-free spin-off of Cuno.

                  Operating income of $3,252,000 was $609,000 or 23 percent higher than last year. Excluding the nonrecurring expenses associated with the Cuno spin-off, operating income would have been $3,485,000 or 132 percent higher than the same period last year. All-time record quarterly operating profits were realized in both the United States and Europe with strong performances recorded in Asia/Pacific as well.

                  Nonoperating expenses of $223,000 during the third quarter of the current fiscal year were only slightly lower than last year. Foreign currency losses of $80,000 realized as a result of fluctuating exchange rates incurred primarily by the Company's Brazilian and Japanese operations were $89,000 lower than the same period last year.

                  The Corporation's effective income tax rate of 79 percent during the current period, compared to 41 percent last year is due principally to the nondeductibility of expenses associated with the Cuno distribution incurred in the current quarter.


FIRST NINE MONTHS OF 1996 COMPARED TO THE FIRST NINE MONTHS OF 1995
-------------------------------------------------------------------

                  Record nine-month revenues of $134,636,000, realized by the Company for the period ended July 31, 1996, surpassed last year's record first nine-month sales of $120,810,000 by $13,826,000 or 11 percent. Net income during the period of $5,732,000 was $1,656,000 or 41 percent higher than the same period last year, despite nonrecurring distribution expenses of $2,876,000.

                  Revenues from United States operations of $64,516,000 during the first three quarters of fiscal 1996, also an all-time record, were $9,219,000 or 17 percent higher than last year. Record domestic sales recorded to the fluid processing and healthcare markets of $37,050,000 during the first nine months of fiscal 1996 were $6,940,000 or 23 percent higher than the same period last year. Meanwhile, foreign revenues during the current period of $70,120,000, another record, were $4,607,000 or 7 percent higher than the first nine months of fiscal 1995. Significant gains were realized in Europe, as well as Asia/Pacific. On a cumulative year-to-date basis, foreign revenues would have been $3,042,000 or 5 percent higher, after adjusting for the impact of currency exchange rate differences on foreign sales reported in U.S. dollars.

                  The consolidated gross profit margin percentage during the first nine months of fiscal 1996 was 41 percent versus 38 percent last year. The improvement since last year was due principally to improved manufacturing processes and higher profit margins for new product introductions in the United States.

                  Selling, administrative and general expenses of $41,252,000 was $2,641,000 or 7 percent higher than the first nine months of fiscal 1995. Adjusted for changes in foreign currency exchange rates, consolidated operating expenses were 8 percent higher than the same period last year.

                  During the current fiscal period, the Company realized nonrecurring non-tax deductible expenses of $2,876,000 associated with the costs of the tax-free distribution of the Company.

                  Operating income during the first nine months of fiscal 1996 of $10,876,000 was $3,541,000 or 48 percent higher than the same period last year. Excluding the nonrecurring expenses associated with the Cuno spin-off, operating income would have been $6,417,000 or 87 percent higher than the same period last year. Record nine month cumulative operating profits were realized in the United States and Europe.

                  During the first nine months of fiscal 1996, nonoperating expenses of $366,000 were $497,000 lower than the same period last year, due principally to realized gains of $121,000 on the disposal of certain assets, principally in the United States, compared to a loss of $7,000 recorded last year. Foreign currency losses of $102,000 during the current period, realized as a result of fluctuating exchange rates incurred primarily by the Company's operations in Brazil, were $128,000 lower than the same period last year. While interest income remained the same, interest expense of $300,000 was $266,000 lower than the first nine months of fiscal 1995 as the Company experienced a reduction in borrowings, principally in Japan, and lower interest rates over the past twelve months.

                  The effective income tax rate of 46 percent recorded during the first nine months of fiscal 1996, compared to 37 percent last year, is due principally to the nondeductibility of distribution expenses associated with the Cuno spin-off.

FINANCIAL CONDITION
-------------------

                  Cash and cash equivalents decreased $2,058,000 since the beginning of fiscal 1996. Net cash provided by operating activities was $3,871,000 compared to $7,315,000 in fiscal 1995, due principally to increased accounts receivable associated with higher levels of sales. Cash used by investing activities was $4,658,000 compared to $4,444,000 last year; capital expenditures during the first nine months of $4,699,000 were $410,000 or 10 percent higher than the same period last year.

                  Interest expense of $2.7 million is projected for fiscal year 1997, reflecting $30 million additional debt assigned to the Company as part of the distribution. Capital expenditures are projected to increase to $10.5 million in fiscal 1997 as the Company invests in manufacturing equipment, tooling, administrative support systems and cost saving programs necessary to achieve revenue growth and margin improvements. Internal cash flows are expected to be sufficient to provide the necessary resources to support operating requirements and to finance capital expenditure programs. Supplemental borrowings against existing credit facilities will also be utilized as needed to finance the planned capital programs.

                  Incoming trade customer orders received during the first nine months of fiscal 1996 of $140,914,000 were 14 percent higher than orders received last year, after adjusting for fluctuating foreign currency exchange rate differences. Bookings received in the United States were 21 percent over the same period last year. Third quarter bookings received in the current period of $48,861,000 were 3 percent higher than orders received in the second quarter of 1996 and 16 percent higher than orders received in the third quarter of last year, adjusted for fluctuating foreign currencies. Bookings in the United States during the third quarter were 7 percent higher than 1995 and were 28 percent better during the first nine months of the current year compared to the same period last year.

                  Despite record sales volume in the current period, trade bookings outpaced net revenues on a consolidated basis. Worldwide backlog of uncompleted orders of $17,229,000 is 23 percent higher than the end of fiscal 1995 and 10 percent higher than the ending order backlog twelve months ago, both adjusted for foreign currency exchange rate differences.

SUBSEQUENT EVENTS
-----------------

                  On September 9, 1996, the NASDAQ approved the Cuno shares for trading on the stock exchange under the symbol "CUNO".

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

Exhibit 27 - Financial Data Schedule

(b)  Reports On Form 8-K

No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CUNO INCORPORATED

Date October 9, 1996            By     /s/Ronald C. Drabik
     ------------------         ------------------------------
                                Ronald C. Drabik
                                Senior Vice President and
                                Chief Financial Officer