Form 10-K
period 1996-10-31
CUNO INC
filed 1997-01-28
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 1996

                        COMMISSION FILE NUMBER 000-21109

                                CUNO INCORPORATED
             (Exact name of registrant as specified in its charter)

         Delaware                               06-1159240
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

400 Research Parkway, Meriden, Connecticut          06450
(Address of principal executive offices)         (Zip Code)

                          (203) 237-5541
        Registrant's telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                          NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
         COMMON STOCK, PAR VALUE $.001 PER SHARE
                    (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  Yes  X     No
                                                       ----       ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 2, 1997, 13,820,718 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price on that date) was approximately $210,766,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K.

     Notice of Annual Meeting of Shareholders March 27, 1997 and Proxy Statement filed January 21, 1997 . . Part III, Items 10-13
                                     Part IV, Item 14

     The exhibit index is located on page 53.

                                     Part I

Item 1.           Business

(a)  General development of business:

         On July 11, 1996, Commercial Intertech Corp. ("Commercial Intertech") initiated a plan to separate its Fluid Purification group subsidiaries and divisions (the "Company" or "CUNO") from the rest of Commercial Intertech's businesses in a tax-free transaction, subject to regulatory approval. The following companies and divisions made up the Fluid Purification group companies
- CUNO Incorporated, USA; CUNO Pacific Pty., Ltd., Australia; Commercial Intertech do Brasil, Ltda., Brazil; CUNO Europe S.A., France; CUNO KK, Japan; CUNO Filtration Asia Pte. Ltd., Singapore; and divisions located in England, Germany and Italy.

         On July 29, 1996, Commercial Intertech declared a distribution of 100 percent of its interest in the Company which was effected by a distribution on September 10, 1996 of one share of common stock of the Company for each share of Commercial Intertech held by existing shareholders of Commercial Intertech, based on a record date of August 9, 1996. On that date, there were approximately 13,566,000 common shares of Commercial Intertech outstanding.

         In conjunction with the reorganization, the Company assumed $30,000,000 of Commercial Intertech's debt which was paid in the form of a dividend. The dividend was paid out of the proceeds from a credit facility entered into by the Company shortly after the reorganization. In addition, the Company declared an additional dividend of $35,675,000 payable to Commercial Intertech.

         The Company is a world leader in the design, manufacturing and marketing of a comprehensive line of filtration products for the separation, clarification and purification of liquids and gases. The Company's products, which include proprietary depth filters and semi-permeable membrane filters, are used in the health care, fluid processing and potable water markets. These products, most of which are disposable, effectively remove contaminants that range in size from molecules to sand particles. The Company's sales are approximately balanced between international and domestic markets.

         The Company's objective is to provide high value-added products and premium customer service. The Company's proprietary manufacturing processes result in products that lower customers' operating expenses and improve the quality of customers' end products by providing longer lasting, higher quality, and more efficient filters. As part of the Company's commitment to customer service, the Company designates its own scientists, each of whom possess particular industry expertise, to collaborate with customers on specific projects to insure satisfaction with its products and to create new products.

         In mid-1994, the Company realigned its business to accelerate net sales growth and improve operating margins. A new senior management team developed and implemented the following initiatives, which are key elements of its ongoing growth strategy: (i) develop new products for specific markets, (ii) decrease product development cycle times, (iii) develop pre/final filter systems, (iv) increase customer focus, (v) improve operating efficiencies and (vi) pursue selective acquisitions. Due principally to these initiatives, net sales, before adjusting for foreign currency fluctuations, increased from $143 million to $179 million, a 25 percent increase from fiscal year 1994 to fiscal year 1996.

(b)      Financial information about industry segments:

         The Company operates in one industry segment which is the design, development, manufacture and sale of liquid and gas filtration products.

(c)      Narrative description of business:

Market Overview

         Filtration is the process of separating particles of various sizes from liquids or gases. The mechanics of filtration range from the removal of coarse contaminants, most often particulates, as large as 200 microns such as sand and sediment, to the elimination of bacteria and viruses at less than .01 micron (human hair is typically 20 microns in diameter). A filtration device consists of a plastic or metal housing and a filtration medium. Filtration media, which can be manufactured out of a variety of substances, act as the separator or barrier in the filtration process.

         Filtration media include microporous membranes, glass, synthetic and cellulosic fibers, porous metals and ceramics. Microporous membranes are thin, film-like materials with millions of uniform microscopic holes. Membranes are the most widely used filtration media because they remove specifically-sized particles and can be configured into a variety of shapes and sizes.

Health Care

         The health care market is experiencing rapid growth as a result of the intensive research efforts to find cures for diseases, the increasing use of rapid and simpler diagnostic tests to help reduce health care costs, the trend toward finer and more cost-efficient filtration and increased governmental regulation. When harmful elements are identified, they are often regulated or new medical standards of care are implemented to decrease or eliminate contact. In many cases, fluid filtration can play a key role in eliminating contact with many harmful elements. Price is not the primary factor in the customers' filtration decision process, but rather the performance and reliability of the product.

         The health care market customers include pharmaceutical and biotechnology companies which require cost-efficient filtration and high levels of purity for production of sterile, contaminate free drugs, as well as producers of diagnostic test kits which require highly efficacious membranes. In addition, applications include the production of bacteria-free water and food and beverage products. Sales to the health care market totalled $47,912,000, $39,938,000, and $32,654,000 in 1996, 1995 and 1994, respectively.

Fluid Processing

         Major customers in the fluid processing market include chemical, petrochemical and oil and gas processors, manufacturers of paints and resins, producers of electronics and semiconductors, and power generation facilities. As sophisticated manufacturing processes increase and as the adoption of practices focused on quality increase, the Company believes the demand for filtration products will also increase. In part, this trend is driven by the enhanced ability to detect contaminants in process streams. As automation increases, focus on quality control increases, and as the ability to detect contaminants progresses, fluid filtration will play a greater role in the manufacturing process.

         One of the fastest growing areas of the fluid processing market is semi-conductor manufacturing. The ever-increasing demand to place finer circuitry on computer chips is requiring a cleaner environment and much higher quality standards for the chemicals and the ultra pure water used in the manufacturing process. Ultra pure water is used to rinse the chips during manufacture in order to ensure that the product is particle free and no residual contamination is left on the chip surface. The industry uses corrosive, high purity chemicals and gases for the manufacture of computer chips, hard disks, video terminals and other components. All of the chemicals and gases used are processed through very fine filtration systems. The rapidly expanding demand for electronic products and the wider use of computer chips is fueling industry growth. Sales to the fluid processing market totalled $81,839,000, $77,528,000 and $69,606,000 in 1996, 1995 and 1994 respectively.

Potable Water

         The potable water market includes residential, commercial and food service customers. According to industry data, it is estimated that 1.2 billion people in the world do not have safe drinking water. Demand is driven both by consumers' desire to improve the taste and quality of their drinking water and by the expanded concern of regulatory agencies. The sharpest growth in this market may occur in Asia/Pacific Rim and South American countries where the quality of drinking water has been found to be severely deficient in several regions. Water safety concerns have driven the growth of the consumer bottled water market to over $2 billion in the United States, as well as the growth in the water filtration market.

         The food service industry has an increasing need for consistent global product quality. Food service includes water used for fountain beverages, steam ovens, coffee and tea. Specifically, restaurants have become increasingly aware of the need for water filtration and control of the taste and quality of the water used in their businesses. Sales to the potable water market totalled $49,317,000, $45,233,000 and $40,851,000 in 1996, 1995 and 1994, respectively.

Growth Strategy

         The Company's goal is to grow at a rate higher than the general filtration market and to increase the Company's operating margins. Key elements of the Company's growth strategy include:

         Develop New Products for Specific Markets. The Company has initiated a strategy to develop high value-added products for specific markets. Historically, the Company offered non-differentiated products and often competed solely on price. To gain a better understanding of specific markets and guide new product development, the Company introduced Scientific Application Support Services ("S.A.S.S."). S.A.S.S. uses scientists with post-graduate degrees who are experts in the specific industry they serve. They collaborate with customers who are developing and implementing new processes or products that have specific filtration requirements. Often these relationships lead to the development of new market specific products.

         Decrease Product Development Cycle Times. The Company has decreased its product development cycle times from an average of four to five years to approximately 18 months to 24 months. This improvement has occurred through increased market focus, collaboration with leading-edge customers through S.A.S.S. teams and the formation of cross-functional product launch teams. The Company believes it can continue to shorten product development cycle times through these same methods.

         Develop Pre/Final Filter Systems. Many filtration systems have one or more prefilters to remove large contaminants from the liquid or gas before it passes through the final filter, prolonging the life of the more expensive final filter. When these filters are designed together in a system, the performance of the system is enhanced. The Company has a leading prefilter market position and is expanding the number of final filters it offers. This allows the Company to provide its customers with a total filter solution from one vendor.

         Increased Customer Focus. The Company has traditionally sold to the distributor, who in turn sells to the end user. The Company's current goal is to provide unmatched customer service to its end-user customers, while providing resources for its distributors. In many cases the customer is unable to define its filtration needs accurately and seeks outside resources to identify and chose the best filtration alternative. The Company's S.A.S.S. professionals meet this need. Management has been training and focusing distributors on specific market segments and providing additional sales and marketing support. This enables distributors to provide customers with superior industry expertise and company-specific product knowledge.

         Improve Operating Efficiencies. The Company believes it can improve operating efficiencies by implementing cost controls, productivity gains, profit-based compensation for its employees, shifting product mix to higher margin health care and fluid processing markets and outsourcing production of certain processes. The Company has initiated a capital investment program designed to (i) integrate cell-based manufacturing, (ii) provide higher yields from raw materials, (iii) improve inventory management, (iv) lower labor costs,
(v) reduce manufacturing cycle times and (vi) reduce scrap rates.

         Pursue Selective Acquisitions. The Company believes that the continuing trend towards consolidation in certain portions of the filtration industry, together with recent systems trends (prefilter and filter), will provide the Company with attractive opportunities to acquire high-quality companies and subsequently allow the Company to expand into new geographic markets, add new customers, provide new products, manufacturing and service capabilities or increase the Company's penetration with existing customers. The Company evaluates acquisition candidates on a regular basis.

Products

         The Company manufactures a full range of products by offering its customers solutions to a wide range of filtration requirements. Many of the products manufactured by the Company use electrokinetic adsorption, a proprietary chemical process developed by the Company which alters both membrane and depth filter media surfaces. Electrokinetic adsorption uses molecular charges on dissolved ions to bind finer contaminants to the filter surface. This attribute significantly enhances filtration efficiency by removing contaminants smaller than the micron rating of the filter.

         The Company typically groups its products into the following categories:

Membranes

         The typical polymer and nylon membranes that the Company produces resemble plastic films except for the molecular size pores that are engineered into the surface and depth of the membrane. By varying pore size and altering the physical or chemical properties of the membrane, the quantity and type of substances which can pass through the membrane can be regulated with absolute certainty. The Company manufactures "absolute rated" products where no particle above a certain size can pass through the membrane. In many applications, these membranes can be integrity tested to ensure specific performance both at the beginning and end of a particular process. A membrane can be employed in a variety of configurations, including flat sheets, discs and cartridges which contain high surface area, and pleated membrane media.

         Uses of membranes include water purification for electronics and applications in semiconductor manufacturing, pharmaceutical, biotechnology and other applications, as well as residential use for drinking water.

         The Company's products include those sold under the following labels:
Zetapor(R), Microfluor(R), Polypro(R), ZetaBind(R), Electropor(TM), BevASSURE(TM), Synchro(R), Acro(R), and AC/PH Lithowater(R).

Depth Filters

         The Company's disposable depth filters are constructed from a matrix or formation of very fine and micro-fine fibers such as polypropylene, cotton, polyester, glass fiber, acrylic, rayon, polymer, carbon and other materials. The fibre matrix is then processed into a rigid filter media using techniques such as thermal bonding, resin bonding, pleating or winding. The Company's technology has a strong emphasis on graded density attributes and electrokinetic adsorption. Graded density depth technology allows filter media to be manufactured with very open porous outer layers, progressively becoming smaller in the size of the pores or void volume through the depth of the filter media. Graded density construction extends filter life in many applications and reduces pressure loss across the filtration process thereby reducing energy costs. The structure of graded density filter media allows particles to be trapped throughout the depth of the cartridge which minimizes surface binding, allows for high contaminant capacity and lower pressure drops than solely trapping particles on the surface of the media.

         The Company manufactures depth filters in a wide variety of cartridge and pore sizes with "absolute" particulate ratings. The filter cartridges are used in filter housings which can be manufactured in a broad range of metals or plastics to suit particular customer specifications. Filter housings are designed for a wide range of temperatures and pressures.

         The Company's depth filter products include those sold under the following labels: Zeta Plus(R), Betafine(R), MicroKlean(R), Beta-Klean(R), Betapure(R), MicroWynd(R), and PetroFit(R).

Cleanable Filters and Systems

         The Company designs and manufactures an extensive range of self-cleaning disc filters, backwash strainers and recleanable metal filters. The self-cleaning disc filters and back wash strainers can be electrically or mechanically operated with automatic controls to provide for specific requirements in process applications. The recleanable metal filter elements are constructed of sintered porous stainless steel or metal screens in tubular and pleated construction. The recleanable elements can be cleaned in place in a filter housing or removed for mechanical, ultrasonic or chemical cleaning.

         The Company's cleanable filters and system products include those sold under the following labels: Poro-Klean(R), Micro-Screen(R), and Auto-Klean(R).

Housings and Systems

         The Company designs and manufactures a wide variety of filter housings to suit specific process and customer applications. The housings can be of plastic or metal construction utilizing a broad range of materials including polypropylene, PVC, nylon, aluminum, copper, brass, steel, stainless steel and other specialized metals, such as titanium.

         Specialized designs include sanitary, electropolished and coated finishes for chemical resistance and ease of sterilization, sanitization or cleaning. The Company supplies a broad range of standard housings manufactured from 316 stainless steel in sanitary, polished and electropolished finishes for enhancing pharmaceutical and electronic applications. Finish specifications can be measured in terms of Roughness Average (Ra) with average variations in surface finish measured in microns down to 0.45 micron, the size of small bacteria.

         The Company designs and manufactures proprietary housings and systems such as CTG-Klean with patented features and a totally enclosed disposable filter media pack for use in critical applications where housing cleanliness is essential or when physical separation of toxic or corrosive chemicals from the metal housing is desired.

         The Company's range of housings are designed and manufactured to regulatory pressure vessel codes, particularly for applications in the oil and gas, refinery and petrochemical industries. The Company designs and markets housings to meet the local regulatory requirements in most countries.

Backlog

         The Company's backlog on October 31, 1996 was $15.3 million as compared to $14.2 million the previous year. Due to the relatively short manufacturing cycle and to the Company's use of wholesale distributors, as well as general industry practice, backlog which typically represents approximately 30 days of shipments is not deemed to be significant. A substantial portion of the Company's revenues result from orders booked and billed in the same month.

Competition

         The markets in which the Company competes are highly competitive. The Company competes with many domestic and international filtration companies in its global markets including some which are larger and which possess greater resources. No one company has a significant presence in all the Company's markets. The principal methods of competition are product specifications, performance, quality, knowledge, reputation, technology, distribution capabilities, service and price. Some of the Company's other competitors are multi-line companies with other principal sources of income, some of which have substantially greater resources than the Company; many others are local product assemblers or service companies that purchase components and supplies such as valves and tanks from more specialized manufacturers than the Company.

Research and Development and Product Development

         The Company's research and development and engineering activities are conducted in its own laboratories, supplemented by on-site development and application of custom design and other technical skills. The Company's research, development and engineering expenditures, which consisted mainly of the development of new products, product applications and manufacturing processes for fiscal year 1996, 1995, and 1994 were approximately $9.9 million, $8.3 million and $7.8 million, respectively, and 5.5 percent, 5.1 percent, and 5.4 percent of net sales, respectively. The Company also incurs additional internal costs relating to its sales and service personnel for product development.

Manufacturing

         The Company's manufacturing is largely vertically integrated, using unique, proprietary and patented processes, with many of the major components of its filtration units manufactured and assembled in its own plants. The Company has begun to outsource some portfolios of its manufacturing processes, such as certain segments of metal housing manufacturing. The Company believes that it generally has sufficient manufacturing capacity for the foreseeable future. The Company has developed a new, more efficient membrane manufacturing process which the Company believes provides a competitive advantage through the production of superior products at lower costs.

Raw Material Suppliers

         The primary raw materials used by the Company are cotton, nylon, acrylic, cellulose and various resins, plastics and metals. The Company has not experienced a shortage of any of its raw materials in the past three years. The Company believes that there is an adequate supply of all of its raw materials at competitive prices from a variety of suppliers.

Distribution and Sales

         The Company has over 150 independent distributors of its products in 65 countries. Distributors represent the primary channel in the marketing of the Company's health care and fluid processing products. The Company has agreements with all of its major distributors in the United States. In certain markets outside the United States, the Company uses dedicated sales people. The Company's potable water products are sold directly to wholesalers, such as plumbing suppliers, water quality dealers and major resellers, and through manufacturing representatives.

         The Company's agreements with its United States distributors are usually for a period of two years. Such agreements usually assign an exclusive territory, prohibit distributors from carrying competing products, require that distributors share market and customer related information other than pricing, with the Company and require distributors to carry an adequate stock of its products. The Company does not believe that the loss of any one of its distributors would have a significant adverse effect on the Company. The Company's top ten distributors accounted for approximately 25 percent of its total sales in fiscal year 1996.

         The Company believes that no end-user of any of its products accounts for more than 5 percent of sales. As of October 31, 1996, the Company employed over 250 people as sales people. Of such employees, 155 are located overseas.

Trademarks and Patents

         Trademarks and brand name recognition are important to the Company. The Company generally owns the trademarks under which its products are marketed. The Company has registered its trademarks and will continue to do so as they are developed or acquired. The Company has over 300 registered trademarks throughout the world.

         The Company has over 200 active patents throughout the world and 35 patents pending worldwide. The Company additionally relies on proprietary, non-patented technologies to a certain extent. Certain of the Company's employees sign non-disclosure and assignment of proprietary rights agreements.

         The Company protects its intellectual property and believes there is significant value associated with it. However, the Company believes that the loss of one or more of its trademarks and patents would not have a material adverse effect, as it is not heavily dependent on any one or few and is continually expanding its intellectual estate through new additions.

Seasonality

         The Company's business is typically not seasonal. However, sales in the first quarter of each fiscal year tend to be lower than the other quarters due to the holiday season and year-end distributor inventory reductions.

Government regulations

         Management believes that it is in substantial compliance with applicable regulations of Federal, state and local authorities regulating the handling of specified substances and the discharge of materials into the environment.

         The Company manufactures certain filtration products that are used as components in medical devices and the Company must use the Food and Drug Administration ("FDA") listed materials in the manufacture of these products. Additionally, the Company maintains Drug Master File ("DMF") files on certain products sold into the health care market.

         Certain medical devices marketed and manufactured by the Company's customers are subject to extensive regulation by the FDA and, in some instances, by foreign governments. Noncompliance with FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution. Before a new device can be introduced into the market, the manufacturer must generally obtain FDA clearance through either a 510(k) notification or premarket approval application ("PMA"). A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to twelve months from submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made.

         In many areas the sale and promotion of water treatment devices is regulated at the state level by product registration, advertising restrictions, water testing, product disclosure and other regulations specific to the water treatment industry. In some local areas certain types of water treatment products, including those manufactured by the Company, are restricted because of a concern with the amount and type of contaminants per volume of water they discharge as locally regulated.

Environmental Matters

         Compliance with foreign, federal, state and local laws and regulations enacted to regulate the handling of and the discharge of specified materials into the environment has not had, and is not expected to have, a material effect upon the Company's business.

Employees

         At October 31, 1996, the Company employed over 1,300 people worldwide (exclusive of employees of independent distributors), with over 700 employees in the United States and over 600 employees in other countries.

         (d) Financial information about foreign and domestic operations and export sales.

         See Note J to the financial statements on page 44 of this document.

ITEM 2.  PROPERTIES

         The Company's world headquarters is located in Meriden, Connecticut. This facility also contains its primary manufacturing and assembly plant. The following table sets forth the location and approximate size of the Company's principal properties and facilities, all of which are owned by the Company.

                                                   Approximate
                                                  Facility Size
          Location                                  (Sq. Ft.)
          --------                                --------------

     Meriden, Connecticut.......................     189,000
     Enfield, Connecticut.......................     120,000
     Stafford Springs, Connecticut..............     165,000
     Kita-Ibaragi, Japan........................      40,000
     Marinque, Brazil...........................      65,000
     Calais, France.............................      50,000
     Mazeres, France............................      40,000
     Sydney, Australia * .......................     290,000

     * 40 percent of this facility is sublet to an unrelated third party.

         In addition to the properties listed above, the Company leases one facility in the United States and 16 facilities outside the United States. These facilities are generally used as warehouses and/or sales offices.

ITEM 3.   LEGAL PROCEEDINGS

         As of the date hereof there is no pending litigation of a material nature, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or which may affect the income from, title, to, or possession of, any of their respective properties.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding executive officers of the Registrant is presented in Part III below and incorporated here by reference.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the NASDAQ market under the symbol CUNO. The following table shows the high and low closing price on NASDAQ for a share of the Company's common stock since the inception of trading:

                                                       1996
                                                   ------------
                                                   High     Low
                                                   ----     ---
         Fourth Quarter *........................  $ 16   $ 14 1/2

         * Market price information includes the period September 10, 1996 (the distribution date of CUNO shares) through the quarter ended October 31, 1996.

As of October 31, 1996, there were 3,605 holders of record of the Company's common stock.

         The Company has not paid any dividends on its common stock since its inception and does not intend to pay any dividends for the foreseeable future. The Company is also prohibited from declaring any dividends on its capital stock through October 31, 1998 in accordance with its senior unsecured revolving credit facility.

ITEM 6.  SELECTED FINANCIAL DATA

CUNO INCORPORATED AND SUBSIDIARIES
SUMMARY OF FINANCIAL DATA, 1991 - 1996 (1)

(in thousands, except per-share data and ratios)

                                1996     1995      1994      1993      1992       1991
                              --------------------------------------------------------
INCOME DATA
  Net sales..................$179,068  $162,699  $143,111  $130,771  $128,195  $131,019
  Gross profit...............  74,220    62,927    50,604    40,605    38,383    44,337
  Distribution and other
     nonrecurring costs (2)..   5,564       --        --        --        --        --
  Interest expense...........     820       691       706       281     1,638     1,353
  Income (loss) before
     income taxes............  11,011     9,563     2,043    (2,549)   (4,814)    4,065
  Net income (loss)..........   5,593     6,101     1,807      (701)   (4,300)    1,209
  Earnings per share:

     Net income (loss).......    0.41      0.45      0.13     (0.05)    (0.32)     0.09

OTHER FINANCIAL DATA
  Total assets...............$138,756  $162,827  $153,071  $145,952  $151,135  $153,524
  Current assets.............  68,154    88,928    77,710    67,805    68,914    71,980
  Less current liabilities...  56,597    39,754    35,483    31,264    33,130    30,077
     Net working capital.....  11,557    49,174    42,227    36,541    35,784    41,903
  Net plant investment.......  48,201    47,931    48,332    49,555    51,563    49,072
  Gross capital expenditures.   6,472     5,728     3,816     3,241     6,729     8,554
  Long-term debt.............  33,772     4,060     5,175     5,580     4,418     6,450
  Shareholders' equity.......  43,148   112,189   106,466   103,743   107,314   111,910
  Shareholders' equity per
     share...................    3.13      8.27      7.85      7.65      7.91      8.25
  Average number of shares
     outstanding during
     the year................  13,566    13,566    13,566    13,566    13,566    13,566

RATIOS
  Gross profit to net sales..   41.4%     38.7%     35.4%     31.1%     29.9%     33.8%
  Net income to net sales....    3.1%      3.7%      1.3%     (0.5)%    (3.4)%     0.9%
  Effective income tax rates.   49.2%     36.2%     11.6%     72.5%    (10.7)%    70.3%
  Net income to average
     shareholders' equity....    7.2%      5.6%      1.7%     (0.7)%    (3.9)%     1.1%
  Ratio of current assets to
     current liabilities.....  1.20:1    2.24:1    2.19:1    2.17:1    2.08.1    2.39.1
  Ratio of long-term debt to
     shareholders' equity
     plus long-term debt.....   43.9%      3.5%      4.6%      5.1%      4.0%      5.4%

   (1) In the Summary of Financial Data above, it was assumed that the common shares issued in conjunction with the reorganization were outstanding for all periods presented. However, the Company's allocation of debt and payment of dividends to Commercial Intertech, which resulted from the reorganization and as more fully described in the footnotes to the financial statements, are reflected in the 1996 amounts only.

   (2) Included in 1996 operating income and net income were distribution and other nonrecurring costs to the Company associated with the recent reorganization. These expenses totaled $4,858 (net of income taxes of $706).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 1996-1994

         On July 29, 1996, Commercial Intertech Corp. (Commercial Intertech) of Youngstown, Ohio announced that its Board of Directors declared a dividend to its common shareholders of 100 percent of the common stock of CUNO Incorporated of Meriden, Connecticut, its wholly-owned fluid purification business ("CUNO" or the "Company"). The new CUNO shares were distributed on September 10, 1996 on the basis of one common share of CUNO for each Commercial Intertech common share outstanding, payable to holders of record as of the close of business on August 9, 1996 (the "Distribution" or "Spin-off"). The accompanying consolidated financial statements present the financial condition and the results of operations of the Company and its subsidiaries as if the Company were a stand-alone corporation during the periods shown.

RESULTS OF OPERATIONS 1996 AS COMPARED TO 1995

         Sales of $179.1 million in 1996 were an all time record for the Company and were 12.6 percent greater than those recorded in 1995, after adjusting for the effects of foreign exchange fluctuations on foreign sales reported in U.S. dollars. CUNO's U.S. and foreign operations reported record sales in 1996, surpassing in total 1995's record performance of $162.7 million. The effects of foreign currency fluctuations decreased sales in 1996 by $4.0 million as compared to 1995.

         CUNO's U.S. operations posted a sales gain of $11.5 million in 1996,
15.4 percent over 1995 results. The sharp increase in U.S. sales was generated primarily by new product introductions in both the health care and fluid processing markets, which included the sale of proprietary nylon membrane products. Sales of these high margin membrane products increased more than 100 percent in the U.S. in 1996. Additionally, improving general economic conditions combined with the new sales programs to increase the sale of core products. The sale of both new products and existing products also benefited from management initiatives that place more focus on in-field customer service and improved solution support. Much of this new customer support, especially in the health care and fluid processing markets, has been provided through the Scientific Application Support Service (S.A.S.S.) staff, a function organized in 1995. The Company continued to increase the S.A.S.S. staff in 1996. Engineering employment in the Company, including S.A.S.S. positions, has increased 28 percent since the beginning of 1994.

         U.S. sales into the potable water market increased 7.6 percent overall in 1996, with certain market segments up sharply. Sales to the food service market, which includes restaurants and institutions, increased at a double digit rate in 1996 due to new products as well as successful collaborative projects with key customers. The sale of reverse osmosis products sharply improved in 1996 due to the creation of a dedicated sales force for the product line and the success of new product sales to customers both in the U.S. and offshore.

         Sales from overseas operations increased $4.9 million in 1996 which, after adjusting for currency differences, represents a 10.1 percent increase. Sales improved in all international operations in 1996 when compared in local currencies. Europe sales improved by 11 percent after adjusting for currency differences, boosted by new product introductions and further penetration of the eastern European market. Japan's sales, when adjusted for the changes in the value of the Yen, increased 8.4 percent, but in U.S. dollar terms were $1.7 million less. Sales in other international regions grew by $3.8 million overall in 1996, or 10.8 percent when adjusted for exchange rates. A portion of the growth in these other regions was due to product line extensions launched over the past two years as well as to the introduction of S.A.S.S. into these markets during 1995.

         Gross profit for the Company increased $11.3 million over 1995, with $6.3 million of the 1996 change due to higher sales volume. A gross margin improvement of 2.7 percentage points, from 38.7 percent in 1995 to 41.4 percent in 1996, resulted in the balance of the increase. The enhanced percentage in 1996 was the result of the sale of higher margin new products, improved operating efficiencies in the U.S. and Europe, and the extension of certain product lines into the Brazilian market. The 1996 improvement continued a trend begun in 1993. Also, during 1996 a portion of the intangible assets carried by the Company became fully amortized, reducing amortization by $0.9 million.

         Selling, general, and administrative expenses, net of distribution and other nonrecurring costs, were $4.7 million higher in 1996 than 1995, a 9.0 percent increase, but 1.1 percentage points lower than the growth in revenue. Although all operations reported increased expenses in 1996, no one segment of the business increased proportionally more than the other segments. Generally, the growth in selling, general, and administrative expenses stemmed from a balanced program of: personnel recruitment in the sales and engineering functions of the Company; increased sales training for both Company and distributor personnel; and, improved sales and marketing promotional support.

         Included in the 1996 selling, general and administrative expenses are charges for services provided to the Company by its former parent, Commercial Intertech. Similar services were provided in 1995 and 1994. Under an agreement signed prior to the Distribution, Commercial Intertech will continue to provide services in 1997 as part of the transition of CUNO to complete standalone status. These expenses will be assigned to CUNO on a basis consistent with prior years, but are expected to be less than prior years. These services are not expected to continue beyond 1997.

         As a result of the above, operating income of $11.9 million for 1996 also set a record.

RESULTS OF OPERATIONS 1995 AS COMPARED TO 1994

         Sales increased $19.6 million in 1995, with currency fluctuations favorably impacting results by $7.3 million. At comparable currency exchange rates sales increased 8.7 percent, 5.0 percentage points less than growth in reported dollars. Exchange rate fluctuations primarily benefited Japan and Europe. All operations recorded increased sales in 1995, which resulted in a record year for overall revenues.

         Sales for CUNO's U.S. operations were $2.9 million higher in 1995 as compared to 1994. General economic conditions as well as strength in the electronics segment of the Company's fluid processing market supported much of the growth in 1995. Additionally, management initiatives such as a market focused sales organization, the creation of the S.A.S.S. teams to support customers in certain markets, and closer interaction with distributors, all begun during the last half of 1994, began to favorably affect the business during the last six months of 1995.

         CUNO's international operations recorded record sales in 1995 of $87.8 million, or $16.7 million better than 1994, with $7.3 million of the improvement from currency fluctuations. After adjusting for currency movements, sales increased 13.0 percent. All of the geographic regions reported improvements in 1995, and each set a record when sales were expressed in local currencies. Sales in Europe increased $6.0 million or 13.6 percent in 1995 after currency adjustments, with much of the gain attributable to the health care market.

         The Company's gross profit of $62.9 million in 1995 increased $12.3 million from 1994 with $5.4 million of the improvement attributable to margin increase from 35.4 percent in 1994 to 38.7 percent in 1995. Much of the improvement was realized in the U.S. and was due to the manufacture of products sold into the potable water market as well as the divestment of a poor performing operation servicing the fluid processing market. Additionally, new management in the European manufacturing operation sharply improved efficiencies in 1995.

         Selling, general, and administrative expenses increased $6.5 million or
14.2 percent. Much of the increase in these expenses in 1995 related to the costs associated with enlarging the sales staff worldwide. From the end of 1994 to the end of 1995, the number of sales personnel in the company increased by
19.0 percent. However, income from the growth in revenue of 13.7 percent coupled with improvement in the gross profit margin of 3.3 percentage points offset the increase.

         Due to the above, operating income of $10.8 million set a record in 1995.

OTHER MATTERS

         DISTRIBUTION AND OTHER NONRECURRING COSTS. The Company recorded $5.6 million in distribution and other nonrecurring costs during 1996 ($4.9 after tax or $.36 per share), of which $3.5 million related directly to the tax free spin-off of CUNO; $1.6 million were associated with establishing the Company as a stand-alone entity; and, $0.5 million related to the improvement of certain foreign distribution channels in conjunction with stand-alone activities. Certain of these costs are not tax deductible.

         INFLATION EFFECTS ON OPERATIONS. Inflation had a negligible effect on the Company's operations during 1996. Rates of inflation in Europe and North America were in the 2 to 4 percent range. In Japan, inflation was near zero, while in other parts of Asia inflation ranged from 3 to 6 percent. In Brazil, where the Company has manufacturing and marketing operations, inflation slowed dramatically in 1996 to 11.8 percent from 23.8 percent in 1995, reflecting continued success of the government initiated Real Plan launched in the summer of 1994. The Company estimates that inflationary effects, in aggregate, were generally recovered or offset through increased pricing or cost reductions in both 1996 and 1995.

         NONOPERATING ACTIVITY. Nonoperating activity improved $0.4 million in 1996 and $1.7 million in 1995. 1996 was favorably impacted by a $0.3 million reduction in exchange losses and $0.1 million gain on the sale of idle assets. In 1995 exchange losses were $0.5 million better than 1994. Additionally, a $1.1 million loss on the sale of assets was recorded in 1994 as the Company disposed of an under-performing product line.

         TAXES. CUNO's 1996 effective tax rate was 49 percent, primarily due to the nondeductibility of certain distribution expenses related to the spin-off of CUNO which increased the rate 12 percentage points. The adjusted 1996 tax rate is comparable to the 1995 effective rate of 36 percent. The 1994 calculated effective tax rate of 12 percent was reduced by the reversal of SFAS No. 109 tax valuation adjustments associated with certain foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

         During 1996, the Company generated cash from normal operating activities of $11.7 million, with a total amount generated of $36.7 million. $25.0 million of this total related to the net decrease in the receivable from Commercial Intertech. The decrease resulted from obligations paid by Commercial Intertech on behalf of CUNO related to CUNO's spin-off and for services provided by Commercial Intertech, net of CUNO's positive cash flows generated to its then parent.

         Driven by the increased level of operations, both accounts receivable and accounts payable increased, by a net of $2.6 million in 1996 and a net of $2.4 million in 1995. Due to a focused program to improve inventory management, inventories declined by $3.2 million in 1996, increased $0.6 million in 1995, and declined $1.3 million in 1994.

         During 1996, the Company entered into an interim agreement for a $55.0 million bridge loan to provide funding for $30.0 million in debt assumed from Commercial Intertech at the time of the spin-off, and to support operating requirements. On October 31, 1996, the bridge loan was replaced with a 5 year senior unsecured credit facility of $60.0 million. CUNO pays variable interest rates under the facility based upon prime interest or LIBOR rates, plus an applicable margin. In November 1996, the credit facility was fully syndicated which allows CUNO to borrow at more favorable interest rates (5.97% at November 30, 1996). Under the terms of the senior credit facility, the Company is prohibited from declaring dividends during fiscal 1997 and 1998.

         Capital expenditures were $6.3 million in 1996, $5.2 million in 1995 and $2.9 million in 1994. Budgeted 1997 capital spending is $10.5 million. Cash from operations and current lines of credit are considered adequate to provide the necessary funding.

BUSINESS OUTLOOK

         Sales orders in the fourth quarter of 1996 in South America and Europe were impacted by generally weak economic conditions in the regions, rather than specific market conditions. Macroeconomics are forecasted to strengthen somewhat in both of these regions during the first quarter of 1997 and steadily improve, although slowly, throughout 1997. In the U.S. and Asia economic conditions have remained nearly constant throughout 1996. Economic forecasts indicate that growth in the U.S. is expected to remain steady but slow during the year. In Asia, growth in the electronics market slowed in 1996 but is expected to improve slightly in 1997. While Japan and Australian economies are somewhat uncertain, overall, the Company expects results in the Asian region to be generally favorable again in 1997 as penetration of fluid processing markets such as oil and gas refining and chemical processing continues.

         The Company is committed to continuing its present strategy which has proven successful to date. This strategy includes increasing the number and frequency of new product introductions into all three of the company's major markets, implementing additional customer focused programs in both marketing and sales, and expanding use of the S.A.S.S support function. The Company expects to continue its program of capital investment begun in 1996 with $10.5 million budgeted for 1997. Much of this spending will be focused on expanding capacity and productivity in membrane manufacturing and to improve processes, production practices, and systems in other parts of the Company. Cash provided by operations and standing lines of credit are expected to be adequate to fund the Company's growth.

FORWARD LOOKING INFORMATION

         Because CUNO wants to provide shareholders with more meaningful and useful information, this Annual Report contains certain statements which reflect the Company's current expectations regarding the future results of operations, performance and achievements of the Company. CUNO has tried, wherever possible, to identify these "forward looking" statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to risks and uncertainties which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by these statements. These risks and uncertainties include the following: absence of history as a stand-alone company; volumes of shipments of the Company's products, changes in the Company's product mix and product pricing; costs of raw materials; the rate of economic and industry growth in the United States and the other countries in which the Company conducts its business; economic and political conditions in the foreign countries in which the Company conducts a substantial part of its operations and other risks associated with international operations including taxation policies, exchange rate fluctuations and the risk of expropriation; the Company's ability to protect its technology, proprietary products and manufacturing techniques; changes in technology, changes in legislative, regulatory or industrial requirements and risks generally associated with new product introductions and applications; and domestic and international competition in the Company's global markets. The Company is not obligated to update or revise these "forward looking" statements to reflect new events or circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CUNO INCORPORATED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

                                             Year Ended October 31,
                                           1996       1995       1994
                                         --------   --------   ------
                                           (in thousands, except
                                       per share and common share data)

Net sales............................. $179,068    $162,699    $143,111
Less costs and expenses:
   Cost of products sold..............  104,848      99,772      92,507
   Selling, general and administrative
     expenses.........................   56,750      52,087      45,626
   Distribution and other
     nonrecurring costs...............    5,564         --          --
                                       ---------   ---------   ---------
                                        167,162     151,859     138,133
                                       ---------   ---------   ---------

Operating income......................   11,906      10,840       4,978

Nonoperating income (expense):
   Interest income....................      156         145          88
   Interest expense...................     (820)       (691)       (706)
   Exchange losses....................     (171)       (449)       (933)
   Gain (loss) on sale of assets......      121         --       (1,053)
   Other..............................     (181)       (282)       (331)
                                       ---------   ---------   ---------
                                           (895)     (1,277)     (2,935)
                                       ---------   ---------   ---------
Income before income taxes............   11,011       9,563       2,043
Provision for income taxes:
   Current............................    5,293       4,697       1,491
   Deferred...........................      125      (1,235)     (1,255)
                                       ---------   ---------   ---------
                                          5,418       3,462         236
                                       ---------   ---------   ---------

Net income............................ $  5,593    $  6,101    $  1,807
                                       =========   =========   =========

Earnings per common share.............   $ 0.41      $ 0.45      $ 0.13

Weighted average common shares
   outstanding........................ 13,565,922  13,565,922  13,565,922





See notes to consolidated financial statements.

CUNO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                          October 31,
                                                        1996      1995
                                                     --------------------
                                                        (in thousands)
Assets
CURRENT ASSETS
   Cash and cash equivalents........................ $  5,244  $  6,740
   Accounts and notes receivable (less
     allowances of $1,133 and $1,136, respectively).   36,944    33,381
   Inventories......................................   19,149    21,763
   Deferred income taxes............................    5,333     5,766
   Prepaid expenses and other current assets........    1,484     2,511
   Receivables from related party...................      --     18,767
                                                     --------- --------
             Total current assets...................   68,154    88,928

NONCURRENT ASSETS
   Intangible assets................................   19,695    21,663
   Pension assets...................................    1,174     3,264
   Other noncurrent assets..........................    1,532     1,041
                                                     --------- --------
             Total noncurrent assets................   22,401    25,968

PROPERTY, PLANT AND EQUIPMENT, NET..................   48,201    47,931
                                                     --------- --------

                 Total assets....................... $138,756  $162,827
                                                     ========= ========

CUNO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                          October 31,
                                                        1996      1995
                                                     -------------------
                                                        (in thousands)
Liabilities and Shareholders' Equity
CURRENT LIABILITIES
   Bank loans......................................  $ 10,690  $ 10,440
   Accounts payable................................    12,719    10,780
   Accrued payroll and related taxes...............     9,084     8,446
   Accrued other expenses..........................     6,986     6,105
   Accrued income taxes............................     1,360     2,947
   Current portion of long-term debt...............       962     1,036
   Dividends payable to related party..............     4,612       --
   Payable to related party........................    10,184       --
                                                     --------- ---------
                Total current liabilities..........    56,597    39,754

NONCURRENT LIABILITIES
   Long-term debt..................................    33,772     4,060
   Deferred income taxes...........................     3,670     4,067
   Retirement benefits.............................     1,569     2,757
                                                     --------- ---------
                Total noncurrent liabilities.......    39,011    10,884

SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value; 2,000,000
     shares authorized, no shares issued
     and outstanding...............................       --        --
   Common stock, $.001 par value;
     Authorized: 50,000,000 shares
       Issued: 1996 - 13,774,568 shares
          (excluding 6,854 in treasury)
               1995 - 13,565,922 shares ...........        14        14
   Additional paid-in-capital......................     6,736     3,391
   Retained earnings...............................    33,636   102,245
   Unearned compensation...........................    (3,448)      --
   Minimum pension liability adjustment............      (811)      --
   Translation adjustments.........................     7,021     6,539
                                                     --------- ---------
                Total shareholders' equity.........    43,148   112,189
                                                     --------- ---------

         Total liabilities and shareholders' equity  $138,756  $162,827
                                                     ========= =========

See notes to consolidated financial statements.

CUNO INCORPORATED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY


Year Ended October 31,                    1996      1995      1994
                                     -----------------------------------
                                    (in thousands, except per share data)
COMMON STOCK
   Balance at end of year...........    $     14  $     14  $     14

ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year.....       3,391     3,391     3,391
   Performance shares issued........       3,448       --        --
   Shares repurchased...............        (103)      --        --
                                        --------- --------- --------
   Balance at end of year...........       6,736     3,391     3,391

RETAINED EARNINGS
   Balance at beginning of year.....     102,245    97,284    97,507
   Net income for the year..........       5,593     6,101     1,807

   Less:
      Dividends to Commercial
        Intertech...................      36,943       --      1,958
      Transfer of Commercial
        Intertech debt..............      30,000       --        --
      Divisional equity retained by
        Commercial Intertech........       7,259     1,140        72
                                        --------- --------- --------
   Balance at end of year...........      33,636   102,245    97,284

UNEARNED COMPENSATION
   Balance at beginning of year.....         --        --        --
   Performance shares issued........      (3,448)      --        --
                                        --------- --------- --------
   Balance at end of year...........      (3,448)      --        --

MINIMUM PENSION LIABILITY
   Balance at beginning of year.....         --        --        --
   Other............................        (811)      --        --
                                        --------- --------- --------
   Balance at end of year...........        (811)      --        --

TRANSLATION ADJUSTMENTS
   Balance at beginning of year.....       6,539     5,777     2,831
   Net change for year..............         482       762     2,946
                                        --------- --------- --------
   Balance at end of year...........       7,021     6,539     5,777

        Total Shareholders' Equity..    $ 43,148  $112,189  $106,466
                                        ========= ========= ========

Shareholders' equity per share of
    common stock....................       $3.13     $8.27     $7.85
                                        ========= ========= ========



See notes to consolidated financial statements.

CUNO INCORPORATED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                           Year Ended October 31,
                                                           1996    1995      1994
                                                        -------------------------
                                                               (in thousands)
OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . $  5,593  $  6,101  $  1,807
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for depreciation and amortization. .    7,475     7,929     8,154
         Loss on sale of fixed assets . . . . . . . . .      --        --      1,053
         Pension plan credits . . . . . . . . . . . . .      692     1,019       676
         Change in deferred income taxes. . . . . . . .     (239)   (1,222)   (1,143)
         Changes in current assets and liabilities:
            (Increase) in accounts receivable . . . . .   (5,050)   (3,839)     (756)
            Decrease (increase) in inventories. . . . .    3,224      (636)    1,301
            Decrease (increase) in prepaid expenses
               and other current assets . . . . . . . .      838      (292)      166
            Decrease (increase) in receivable from
               affiliate. . . . . . . . . . . . . . . .   24,964    (3,128)   (4,814)
            Increase in accounts payable and accrued
               expenses . . . . . . . . . . . . . . . .    2,425     1,477     1,323
            (Decrease) increase in accrued income
               taxes. . . . . . . . . . . . . . . . . .   (3,236)      335       229
                                                        --------- --------- ---------

   Net cash provided by operating activities. . . . . .   36,686     7,744     7,996


INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets . . . . . . . . .       43       113       109
   Investment in intangibles. . . . . . . . . . . . . .      --       (343)     (207)
   Capital expenditures . . . . . . . . . . . . . . . .   (6,325)   (5,234)   (2,927)
                                                        --------- --------- ---------

   Net cash (used) by investing activities. . . . . . .   (6,282)   (5,464)   (3,025)

FINANCING ACTIVITIES:
   Proceeds from long-term debt . . . . . . . . . . . .   61,000     4,012        --
   Principal payments on long-term debt . . . . . . . .  (30,987)   (4,900)     (882)
   Net borrowings under bank loan agreements. . . . . .    1,311       880      (104)
   Conversion of other assets . . . . . . . . . . . . .     (701)        1        32
   Dividends paid to Commercial Intertech . . . . . . .  (62,331)      --     (1,958)
                                                        --------- --------- ---------

        Net cash (used) by financing activities . . . .  (31,708)       (7)   (2,912)

Effect of exchange rate changes on cash and
   cash equivalents . . . . . . . . . . . . . . . . . .     (192)       59       396
                                                        --------- --------- ---------

Net (decrease)increase in cash and cash equivalents . .   (1,496)    2,332     2,455
Cash and cash equivalents at beginning of year. . . . .    6,740     4,408     1,953
                                                        --------- --------- ---------

Cash and cash equivalents at end of year. . . . . . . . $  5,244  $  6,740  $  4,408
                                                        ========= ========= =========

Supplemental disclosures:
Cash paid during the year for:
   Interest . . . . . . . . . . . . . . . . . . . . . . $    694  $    716   $   703
   Income taxes . . . . . . . . . . . . . . . . . . . .    9,732     4,338     1,149


See notes to consolidated financial statements.

                       CUNO INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND ACCOUNTING POLICIES

Organization:

         On July 11, 1996, Commercial Intertech Corp. ("Commercial Intertech") initiated a plan to separate its Fluid Purification group subsidiaries and divisions (the "Company" or "CUNO") from the rest of Commercial Intertech's businesses in a tax-free transaction, subject to regulatory approval. The following companies and divisions made up the Fluid Purification Group companies
- CUNO Incorporated, USA; CUNO Pacific Pty., Ltd., Australia; Commercial Intertech do Brasil, Ltda., Brazil; CUNO Europe S.A., France; CUNO KK, Japan; CUNO Filtration Asia Pte. Ltd., Singapore; and divisions located in England, Germany and Italy.

         On July 29, 1996, Commercial Intertech declared a distribution of 100 percent of its interest in the Company to be effected by a distribution on September 10, 1996 of one share of common stock of the Company for each share of Commercial Intertech held by existing shareholders of Commercial Intertech, based on a record date of August 9, 1996. On that date, there were approximately 13,566,000 common shares of Commercial Intertech outstanding.

         As part of the distribution, the Company's Articles of Incorporation were amended to provide for the authorization of 2,000,000 shares of $.001 par value Preferred Stock and 50,000,000 shares of $.001 par value Common Stock. No preferred shares were issued with the distribution (see Note D).

         In conjunction with the reorganization, the Company assumed $30,000,000 of Commercial Intertech's debt which was paid in the form of a dividend. The dividend was paid out of the proceeds from a credit facility entered into by the Company shortly after the reorganization (see Note C). In addition, the Company declared an additional dividend of $35,675,000 payable to Commercial Intertech. Of this amount, $4,612,000 remains payable at October 31, 1996. In addition, CUNO Pacific Pty. Ltd. declared and paid a $1,268,000 dividend in February 1996.

         The accounts of the Company represent the consolidation of all entities formerly organized as the Fluid Purification Group of Commercial Intertech. The transfer of Commercial Intertech's interests and assets in the business and divisions which comprise the Company has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests as of the time of the combination. Accordingly, the historical basis is carried over. The Company's shareholders' equity has been retroactively restated as if the reorganization had occurred at the beginning of the earliest period presented. The accompanying consolidated financial statements represent the financial condition of the Company and the results of operations as if the Company was a stand-alone corporation during the years shown. References to subsidiaries include those companies and divisions which have been organized under the consolidated Company. All significant transactions between the Company and its subsidiaries have been eliminated.

         The Company and Commercial Intertech have entered into a Tax Allocation Agreement providing, among other things, for the respective rights and obligations of Commercial Intertech and the Company concerning tax liabilities (including the allocation of and indemnification for tax liabilities) in connection with the distribution. In addition, the Company and Commercial Intertech have entered into a Distribution and Interim Services Agreement which provides that certain services which have historically been provided to the Company by Commercial Intertech will continue to be provided to the Company following the Distribution Date, at rates specified in such agreement, for a period of up to twelve months following the Distribution Date, with certain exceptions. The Tax Allocation Agreement and Distribution and Interim Services Agreement are not expected to result in expenses materially different from those reflected in the historical financial statements.

         Commercial Intertech provides certain management and administrative services to the Company. Amounts of Commercial Intertech's general corporate, accounting, legal, and other administrative costs related to such services have been allocated to the Company based on actual dollars spent or the relative percentage of time each department spends providing services to the Company. Management believes that this allocation method provides the Company with a reasonable amount of such expenses.

Consolidation:

         The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

Inventories:

         Inventories are stated at the lower of cost or market. Inventories in the United States are primarily valued on the last-in, first-out (LIFO) cost method. The method used for all other inventories is first-in, first-out (FIFO). Approximately 48 percent (49 percent in 1995) of worldwide inventories are accounted for using the LIFO method. Inventories as of October 31 consisted of the following:

                                      1996      1995
                                      ----      ----
                                      (in thousands)
     Raw materials................. $ 2,817   $ 3,063
     Work in process...............   6,503     6,784
     Finished goods................   9,829    11,916
                                    --------  --------
                                    $19,149   $21,763
                                    ========  ========

         If all inventories were priced using the FIFO method, which approximates replacement cost, inventories would have been $2,296,000 higher in 1996 and $2,220,000 higher in 1995.

INTANGIBLES:

         Intangible assets at October 31 are summarized as follows:

                                                 1996      1995
                                                 ----      ----
                                                 (in thousands)

     Goodwill, less accumulated amortization
       (1996 - $5,519,000; 1995 - $4,944,000)...$16,164   $16,739
     Other intangibles, less accumulated
       amortization (1996 -$21,833,000;
       1995 - $20,440,000)......................  3,531     4,924
                                                --------  --------
                                                $19,695   $21,663
                                                ========  ========

         Goodwill, which is the excess of cost over the fair value of net assets acquired, generally is amortized on a straight-line basis over 40 years.

         Other intangibles, including patents, know-how and trademarks, are carried at their appraised value on the acquisition date less accumulated amortization, which is provided using the straight-line method over 10 to 25 years.

Properties And Depreciation:

         Property, plant and equipment are recorded at cost. Buildings and equipment are depreciated over their useful lives, principally by use of the straight-line method, which range from 10 to 40 years for buildings and 2.5 to 20 years for machinery and equipment.

Impairment of Long-Lived Assets:

         In the event that facts and circumstances indicate that the carrying value of intangibles and long-lived assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down is required.

Income Taxes:

         The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. Deferred income tax assets and liabilities principally arise from differences between the tax basis of the asset or liability and its reported amount in the consolidated financial statements. Deferred tax balances are determined by using provisions of the enacted tax laws; the effects of future changes in tax laws or rates are not anticipated.

         Provisions are made for appropriate income taxes on undistributed earnings of foreign subsidiaries which are expected to be remitted to the parent company in the near term. The cumulative amount of unremitted earnings of subsidiaries, which aggregated approximately $3,000,000 at October 31, 1996, is deemed to be indefinitely reinvested and, accordingly, no provision for US federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred US tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Translation of Foreign Currencies:

         The financial statements of foreign entities are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, except for those entities located in highly inflationary countries. Under this method, revenue and expense accounts are translated at the average exchange rate for the year while all assets and liability accounts are translated into US dollars at the current exchange rate. Resulting translation adjustments are recorded as a separate component of shareholders' equity and do not affect income determination.

Cash Equivalents:

         The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. Cash equivalents consist of time deposits in financial institutions at October 31, 1996 and 1995.

Revenue Recognition:

         Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of the finished product.

Advertising:

         Advertising costs are expensed as incurred and included in "selling, general and administrative expenses". Advertising expenses were $3,124,000, $2,906,000 and $2,738,000 for 1996, 1995 and 1994, respectively.

Distribution and Other Nonrecurring Costs:

         Distribution and other nonrecurring costs represent incremental costs to the Company associated with the recent reorganization. Such costs are primarily comprised of professional service fees and costs associated with combining operations under a unified management.

Earnings Per Share:

         All share and per-share information has been retroactively restated to reflect the distribution in a manner similar to a stock split. In determining the weighted average number of common shares outstanding, it was assumed that the shares issued in conjunction with the reorganization were outstanding during each year presented. Fully diluted earnings per share is not presented as the effect of other common stock equivalents on the 1996 earnings per share calculation was not material.

Uses of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Newly Issued Accounting Standards:

         In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. This standard establishes a fair value method of accounting for or disclosing stock-based compensation plans. In 1997, the Company intends to adopt the disclosure provisions of this standard which requires disclosing the pro forma consolidated net income and earnings per share amounts assuming the fair value method was effective on November 1, 1995. The adoption of the disclosure provisions will not affect consolidated results of operations, financial position, or cash flows.

         In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The SOP is effective for fiscal years beginning after December 15, 1996. The SOP does not make changes to existing accounting rules, but it clarifies how existing authoritative guidance on loss contingencies should be applied in determining environmental liabilities. The Company does not believe the SOP will have any material impact on its financial position or results of operations. The Company will be required to report under the SOP in its 1998 financial statements.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is comprised of the following:

                                                   1996     1995
                                                   ----     ----
                                                   (in thousands)

     Land and land improvements................. $ 6,495  $ 6,672
     Buildings..................................  26,301   27,706
     Machinery and equipment....................  58,749   56,550
     Construction in progress...................   4,605    2,451
                                                 -------  -------

                                                  96,150   93,379
     Less depreciation and amortization.........  47,949   45,448
                                                 -------  -------

                                                 $48,201  $47,931
                                                 =======  =======

     Depreciation expense was $5,614,000 in 1996, $5,330,000 in 1995 and $5,395,000 in 1994.

NOTE C - DEBT

         Long-term debt obligations are summarized below:

                                               1996    1995
                                               ----    ----
                                              (in thousands)

     Revolving credit....................... $31,000  $   --
     Mortgages..............................   3,675    4,973
     Other..................................      59      123
                                             -------  -------
                                              34,734    5,096
     Less current portion...................     962    1,036
                                             -------  -------
                                             $33,772  $ 4,060
                                             =======  =======

         During the fourth quarter of fiscal 1996, the Company entered into a $55.0 million bridge loan agreement to pay Commercial Intertech the $30.0 million of debt assumed as part of the spin-off in the form of a dividend. The Company then replaced the bridge financing with a $60.0 million senior unsecured revolving credit facility.

         The new senior unsecured revolving credit facility was used to repay all outstanding debt associated with the bridge financing and for other general purposes. The credit facility matures in five years. The Company pays a variable per annum fee on the unused amount of the commitment, payable quarterly in arrears. The rate was 0.125 percent at October 31, 1996. The interest rate on outstanding borrowings at October 31, 1996 was 8.25 percent. The facility has interest options determinable by the Company based upon prime interest or LIBOR rates plus an applicable margin. These significantly reduced rates were not available to the Company on October 31, 1996 because the loan was not fully syndicated. Syndication has been completed and the rate at November 30, 1996 was
5.97 percent. The Company has $7.0 million in outstanding letters of credit at October 31, 1996 which reduces the availability of this credit facility. The credit agreement includes covenants which require the maintenance of certain financial ratios. The Company was in compliance with these covenants at October 31, 1996. The Company is prohibited from declaring dividends during fiscal 1997 and 1998. However, the Company may repurchase a maximum of $5,000,000 in treasury stock during 1997 and 1998 for its employee benefit plans.

         Mortgages relate to two manufacturing facilities. Two loans relating to a Japanese manufacturing facility bear interest at 1.75 and 1.88 percent, and mature through the year 2000. One of the two loans is secured with property and equipment in KitaIbaragi, Japan (net book value at October 31, 1996 -$5,466,000). The second loan is unsecured. A facility located in Enfield, Connecticut collateralizes a loan which bears interest at 5.0 percent, also maturing in the year 2000. The Enfield facility's net book value at October 31, 1996 was $3,885,000.

         Principal payments due in the five years after October 31, 1996 are:

                           (in thousands)
          1997................................$   962
          1998................................    913
          1999................................    924
          2000................................    935
          2001................................ 31,000

         The Company had available unused short-term lines of credit in various countries totaling approximately $9.2 million at October 31, 1996. Drawdowns under the unused short-term lines of credit are subject to the lender's approval.

         Outstanding bank loans at October 31, 1996 and 1995 had weighted average interest rates of 1.4 percent and 2.5 percent, respectively. The bank loans and unused short-term lines of credit are payable upon demand and are unsecured. There are no significant commitment fees related to the bank loans or unused lines of credit.

NOTE - D CAPITAL STOCK

         The authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, par value $.001 per share, and 2,000,000 shares of Preferred Stock, par value $.001 per share.

Common Stock

         In conjunction with the reorganization, 13,565,922 shares of Common Stock were issued excluding shares of Common Stock reserved for issuance upon exercise of options granted under the Company's Stock Option Plans. Subject to preferences that may be applicable to any outstanding Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. Holders of Common Stock are entitled to one vote per share in all matters to be voted upon by shareholders. In the event of a liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of the Company's liabilities and the liquidation preferences of any outstanding Preferred Stock. Holders of Common Stock have no preemptive rights and no rights to convert their Common Stock into any other securities, and there are no redemption provisions with respect to such shares. All of the outstanding shares of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Preferred Stock which the Company may issue in the future.

Preferred Stock

         The authorized class of Preferred Stock may be issued in series from time to time with such designations, relative rights, priorities, preferences, qualifications, limitations and restrictions thereof as the Board of Directors determines. The rights, priorities, preferences, qualifications, limitations and restrictions of different series of Preferred Stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and other matters. The Board of Directors may authorize the issuance of Preferred Stock which ranks senior to the Common Stock with respect to the payment of dividends and the distribution of assets upon liquidation. In addition, the Board is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on Common Stock to be effective while any shares of Preferred Stock are outstanding.

NOTE E - OPERATING LEASES

         The Company has entered into certain lease agreements for various facilities and equipment. Rent expense under operating leases was approximately $1,672,000 in 1996, $1,729,000 in 1995, and $1,532,000 in 1994.

         Future minimum lease payments under noncancellable operating leases with an initial term of one year or more were as follows at October 31, 1996:

                             (in thousands)
          1997...................................$  705
          1998...................................   509
          1999...................................   380
          2000...................................   349
          2001...................................   348
          Thereafter.............................   234
                                                 ------
          Total minimum lease payments...........$2,525
                                                 ======

NOTE F - BENEFIT PLANS

         The Company maintains noncontributory defined benefit plans for substantially all of its United States employees. Pension benefits for the hourly employees covered by these plans are expressed as a flat benefit rate times years of continuous service. The salaried employees have previously been included in a defined benefit pension plan sponsored by Commercial Intertech. Benefits for salaried employees are now provided under a successor plan with essentially the same benefits which are based upon a percentage of the employee's average compensation during the preceding ten years, reduced by 50 percent of the Social Security Retirement Benefit. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as may be deemed appropriate from time to time.

         The Company also accounts for pension costs under the provisions of SFAS No. 87 for contributory defined benefit pension plans covering its employees in Japan. Benefits under these plans are based on years of service and compensation in the period immediately preceding retirement. Funding is predicated on minimum contributions as required by local laws and regulations plus additional amounts, if any, as may be deemed appropriate. Some employees of other foreign operations also participate in postemployment benefit arrangements not subject to the provisions of SFAS No. 87.

         The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets at October 31, 1996 and 1995 for the Company's US and foreign defined benefit pension plans. Other foreign pension plans do not determine net assets or the actuarial present value of accumulated benefits as calculated and disclosed herein:

                                                    1996      1995
                                                    ----      ----
                                                     (in thousands)

Actuarial present value of benefit obligations:
 Vested benefit obligation....................... $(17,546) $(18,426)
                                                  ========= =========

 Accumulated benefit obligation.................. $(20,071) $(20,492)
                                                  ========= =========

Projected benefit obligation..................... $(24,567) $(26,009)
Market value of plan assets......................   19,632    16,921
                                                  --------- ---------
Projected benefit obligation in excess of
  plan assets....................................   (4,935)   (9,088)
Unrecognized net loss............................      819     2,887
Unrecognized prior service cost..................    1,132     1,451
Unrecognized net obligation......................      567     3,590
Additional minimum liability.....................     (408)   (2,498)
                                                  --------- ---------
Net pension liability recognized in the
   consolidated balance sheets................... $ (2,825) $ (3,658)
                                                  =========  ========

         Plan assets at October 31, 1996 are invested in publicly traded and restricted mutual funds, various corporate and government bonds, guaranteed income contracts and listed stocks, including common stock of the Company having a market value of $376,000 at that date. Salaried plan assets have been estimated.

         A summary of the various components of net periodic pension cost for defined benefit plans and cost information for other plans for the three-year period is shown below:

                                               1996     1995    1994
                                               ----     ----    ----
                                                  (in thousands)
Defined benefit plans:
  Service cost..............................$ 1,651  $ 1,337  $ 1,095
  Interest cost.............................  1,049    1,065      831
  Actual return on plan assets.............. (1,930)  (1,785)    (462)
  Net amortization and deferral.............  1,369    1,145     (150)
                                            -------- -------- --------
     Net pension expense....................  2,139    1,762    1,314

Other plans:
  Foreign plans.............................    273      218      184
                                            -------- -------- --------
     Total pension expense..................$ 2,412  $ 1,980  $ 1,498
                                            ======== ======== ========

         Assumptions used in the accounting for the defined benefit plans as of October 31 were:

                                               1996     1995    1994
                                               ----     ----    ----
Domestic Plans
--------------
Weighted-average discount rate..............   7.75%    7.25%    8.5%
Rates of increase in compensation levels....   5.0 %    4.5 %    4.5%
Expected long-term rate of return on assets.  10.0 %   10.0 %   10.0%

CUNO KK (Japan) Plan
--------------------
Weighted-average discount rate..............   4.0 %    4.0 %    5.0%
Rates of increase in compensation levels....   4.0 %    5.0 %    5.0%
Expected long-term rate of return on assets.   4.5 %    5.5 %    6.0%

NOTE G - INCOME TAXES

         The components of income (loss) before income taxes and the provision (benefit) for income taxes are summarized as follows:

                                               1996    1995    1994
                                               ----    ----    ----
                                                  (in thousands)
Income (loss) before income taxes
  Domestic................................. $ 3,436  $ 3,652  $(1,037)

  Foreign..................................   7,575    5,911    3,080
                                            -------- -------- --------
                                             11,011    9,563    2,043

Provision (benefit) for income taxes
  Current
    Domestic - Federal.....................   1,947    1,466       (3)
             - State and local.............     722      368      115
    Foreign................................   2,960    3,546    1,379
  Benefit of operating loss carryforwards..    (336)    (683)      --
                                            -------- -------- --------
                                              5,293    4,697    1,491
  Deferred
    Domestic - Federal.....................      79     (633)    (376)
             - State and local.............       4      (95)    (140)
    Foreign................................      42     (507)    (739)
                                            -------- -------- --------
                                                125   (1,235)  (1,255)
                                            -------- -------- --------
                                              5,418    3,462      236

Net income (loss)
  Domestic.................................     684    2,546     (633)
  Foreign..................................   4,909    3,555    2,440
                                            -------- -------- --------
                                            $ 5,593  $ 6,101  $ 1,807
                                            ======== ======== ========

         A reconciliation of the effective tax rate to the US statutory rate follows:

                                               1996    1995    1994
                                               ----    ----    ----

Statutory US federal income tax rate.......    35.0%  35.0%   35.0%
State and local taxes on income net of
  domestic federal income tax benefit......     4.4    1.9    (0.8)
Impact of foreign subsidiaries on effective
  rate.....................................    (2.8)   4.0   (36.6)
Benefit of operating loss carryforwards....    (3.1)  (7.1)     --
Nonrecurring distribution costs............    11.9     --      --
Goodwill with no US tax benefit............     3.1    4.7    21.8
All other..................................      .7   (2.3)   (7.8)
                                              ------  -----  ------
  Effective income tax rate................    49.2%  36.2%   11.6%
                                              ======  =====  ======

         Significant components of the Company's deferred income tax liabilities and assets as of October 31 are as follows:

                                               1996    1995    1994
                                               ----    ----    ----
Deferred income tax liabilities:
  Tax over book depreciation................ $4,508   $4,925  $5,222
  Other.....................................     61       87     103
                                             -------  ------- ------
    Total deferred income tax liabilities...  4,569    5,012   5,325
Deferred income tax assets:
  Pension liability.........................    942      684     511
  Employee benefits.........................  1,919    2,209   2,031
  Net operating loss carryforwards..........  1,061    1,832   3,279
  Inventory valuation.......................  1,001      877     538
  Net operating loss carryback..............  1,309    1,309   1,081
  Other.....................................  1,061    1,632   1,628
                                             -------  ------- ------
    Total deferred income tax assets........  7,293    8,543   9,068
  Valuation allowance for deferred income
    tax assets..............................  1,061    1,832   3,279
                                             -------  ------- ------
     Net deferred income tax assets.........  6,232    6,711   5,789
                                             -------  ------- ------
     Net deferred income tax assets......... $1,663   $1,699  $  464
                                             =======  ======= ======



         The valuation allowance has decreased by $771,000 in 1996, $1,447,000 in 1995 and $931,000 in 1994. The decrease in 1996 is the result of the reorganization of Cuno Latina Ltda. (Brazil), in addition to the utilization of net operating loss carryforwards. Although realization of the net deferred income tax assets is not assured, management believes it is more likely than not that all of the remaining net deferred income tax assets will be realized. The amount of the net deferred income tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

         The tax benefits from net operating loss carryforwards relate to the operation in Brazil and are available indefinitely.

NOTE H - RELATED PARTY TRANSACTIONS

         Transactions with Commercial Intertech included in the balance sheets as "Receivables from related party", "Dividends payable to related party" and "Payable to related party" represent a net balance as a result of various transactions between the Company and Commercial Intertech. These accounts are short-term and non-interest bearing. The balance is primarily the result of the Company's declaration of dividends and other payments associated with the reorganization. Prior to the reorganization, the balance was primarily the result of the Company's participation in Commercial Intertech's domestic cash management system as all excess cash was remitted to Commercial Intertech and certain disbursements were made by Commercial Intertech. Also included are transactions relating to the Company's federal income tax liability and other corporate charges. Transactions with other Commercial Intertech subsidiaries are included in the "Other" classification. A summary of transactions follows:

                                                 October 31,
                                        ---------------------------
                                          1996       1995      1994
                                          ----       ----      ----
                                             (in thousands)
  Balance at beginning of year......... $ 18,767  $ 15,104  $ 10,923
     Net cash remitted to
       Commercial Intertech............   22,145    15,084    11,716
     Administrative expenses...........  (11,835)   (9,869)   (8,607)
     Payment of dividends..............  (31,063)      --        --
     Other.............................   (8,198)   (1,552)    1,072
                                        --------- --------- --------
  Balance at end of year............... $(10,184) $ 18,767  $ 15,104
                                        ========= ========= ========


NOTE I - PRODUCT DEVELOPMENT COSTS

         The Company maintains ongoing development programs at various facilities to formulate, design and test new products and product alternatives, and to further develop and significantly improve existing products. Costs associated with these activities, which the Company expenses as incurred, are shown below:

                                       1996     1995    1994
                                       ----     ----    ----

     Research and development....... $ 3,625  $ 2,483  $ 1,884
     Engineering....................   6,236    5,825    5,888
                                     -------- -------- -------

                                     $ 9,861  $ 8,308  $ 7,772
                                     ======== ======== =======

     Percent of net sales...........    5.5%     5.1%     5.4%
                                     ======== ======== =======

NOTE J - SEGMENT REPORTING

         The Company has a single industry segment which is engaged in the design, manufacture and sale of products in the fluid purification industry. In the following table, data in the column labeled "Europe" pertains to subsidiaries operating within the European Economic Community. Data in the "Other" column pertains to operations located in Asia, Australia and Brazil.

         Operating income represents total revenue less total operating expenses. Identifiable assets are those assets used in the operations of each business or geographic area or which are allocated when used jointly.

--------------------------------------------------------------------------------------
GEOGRAPHIC AREA

                       UNITED
                       STATES    EUROPE     JAPAN     OTHER  ELIMINATION  CONSOLIDATED
--------------------------------------------------------------------------------------
1996
--------------------------------------------------------------------------------------
Sales to customers..  $ 86,394  $ 30,541  $ 28,778  $ 33,355  $     --     $179,068
Inter-area sales....    16,894     1,305       300        41   (18,540)          --
                      ----------------------------------------------------------------
Total net sales.....   103,288    31,846    29,078    33,396   (18,540)     179,068
Operating income....     1,935     2,923     1,269     5,779        --       11,906
Identifiable assets.    74,647    17,350    24,430    17,085                133,512
Corporate assets....                                                          5,244
Total assets........                                                        138,756

--------------------------------------------------------------------------------------
1995
--------------------------------------------------------------------------------------
Sales to customers..  $ 74,893  $ 27,700  $ 30,508  $ 29,598  $     --     $162,699
Inter-area sales....    16,516     1,423       593     1,470   (20,002)          --
                      --------- --------- --------- --------- ---------    --------
Total net sales.....    91,409    29,123    31,101    31,068   (20,002)     162,699
Operating income....     1,607     2,351     2,533     4,349        --       10,840
Identifiable assets.   101,640    11,381    26,595    16,471        --      156,087
Corporate assets....                                                          6,740
Total assets........                                                        162,827

--------------------------------------------------------------------------------------
1994
--------------------------------------------------------------------------------------
Sales to customers..  $ 71,964  $ 21,651  $ 25,234  $ 24,262  $     --     $143,111
Inter-area sales....    12,981     1,069       236     1,197   (15,483)          --
                      --------- --------- --------- --------- ---------    --------
Total net sales.....    84,945    22,720    25,470    25,459   (15,483)     143,111
Operating income....    (1,413)      373     2,392     3,626        --        4,978
Identifiable assets.    96,174    13,749    25,125    13,615        --      148,663
Corporate assets....                                                          4,408
Total assets........                                                        153,071


         Net assets of foreign subsidiaries at October 31, 1996 and 1995 were $24,043,000 and $36,298,000, respectively, of which net current assets were $9,677,000 and $19,558,000 respectively.

NOTE K - STOCK OPTIONS AND AWARDS

         In September 1996, the Company adopted and approved a stock option and award plan which allows for the grant of a number of stock incentive instruments, including nonqualified and incentive stock options, restricted stock, performance shares and stock appreciation rights which may be granted as part of a stock option or as a separate right to the holders of any options previously granted. The plan permits the granting of such stock awards of up to 1,200,000 shares of Common Stock. Accordingly, such shares have been authorized and reserved. The options are exercisable at various dates and have varying expiration dates. Approximately 946,760 shares of common stock are reserved for issuance to key employees and nonemployee directors under the provisions of these option and award plans as of October 31, 1996. Of its 353,961 stock options which were granted during 1996, 81,961 related to Commercial Intertech options held by Company executives prior to the September 10, 1996 distribution date. Such options were issued in a manner to preserve the economic position of the option holders which existed prior to the distribution. No accounting expense was charged to earnings in connection with this issuance.

         Awards of performance shares totaled 215,500 in 1996. When rights, options or awards are granted, associated compensation expense is accrued from date of grant to the date such options or awards are exercised.

         A summary of the stock option activity follows for 1996:

                                     -----------------------------------
                                      Shares    Exercise
                                       Under      Price       Options
                                      Option   (per share)  Exercisable
                                     -----------------------------------
     Outstanding at October 31, 1995     --        --          --

     Options granted..............:  272,000     $ 15.13       --
     Commercial Intertech
       options exchanged..........:   81,961    7.47-10.99     --
     Options exercised ...........:      --        --          --
                                     -----------------------------------
     Outstanding at
       October 31, 1996...........:  353,961   $7.47-15.13     --



         Shares available for future grants amounted to approximately 592,800 shares as of October 31, 1996.

NOTE L - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments:

Cash and cash equivalents:

         The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value.

Long and short-term debt:

         The carrying amounts of the Company's borrowings under its short-term credit agreements approximate their fair value. The fair values of the long-term debt are estimated using discounted cash flow analysis, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt approximates its carrying value because of the variable interest rate of the majority of the debt.

         The carrying amounts and fair values of the Company's financial instruments follows:

                                         October 31,
                            -------------------------------------
                                    1996                1995
                            Carrying    Fair    Carrying    Fair
                             Value     Value     Value     Value
                            -------    -------  --------   ------

Cash and cash equivalents.. $ 5,244    $ 5,244   $ 6,740  $ 6,740
Bank Loans.................  10,690     10,690    10,440   10,440
Long-term debt.............  34,734     34,719     5,096    5,068

         The carrying amounts of accounts and notes receivable, receivables from related party, accounts payable and accrued expenses and amounts payable to related party approximates fair value because of the short-term nature of those transactions.

Foreign currency exchange contracts:

         At times, the Company utilizes foreign currency exchange contracts to minimize the impact of currency fluctuations on transactions. At October 31, 1996 and 1995, the Company held contracts for $1,000,000 and $500,000 respectively, with fair values of $1,002,000 and $500,000, respectively. The fair value of foreign currency exchange contracts is estimated based on quoted exchange rates at year end. The forward contracts are an effective hedge against fluctuations in the value of the foreign currency. Therefore, the contracts have no income statement impact.

NOTE M - DISPOSAL

         The Company recorded a loss of $1,053,000 during fiscal 1994 on the disposal of assets it had acquired from Bioken Separation, Inc., a manufacturer of proprietary cross-flow membrane devices and systems. The original cost of the acquisition was $2,224,000.

NOTE N - QUARTERLY DATA (unaudited)

1996                        First    Second     Third    Fourth
----                        -----    ------     -----    ------
                         (in thousands, except per-share amounts)
Net sales.................$ 41,004  $ 45,090  $ 48,542  $ 44,432
Gross profit..............  15,748    18,460    20,796    19,216
Distribution and other
  nonrecurring costs (1)..     --        --      2,876     2,688
Net income (loss).........   1,851     3,251       630      (139)

Earnings per common
  share...................   $0.14     $0.24     $0.05    $(0.01)


1995                        First    Second     Third    Fourth
----                        -----    ------     -----    ------
                         (in thousands, except per-share amounts)

Net sales................ $ 37,713  $ 39,630  $ 43,467  $ 41,889
Gross profit.............   13,926    14,995    17,025    16,981
Net income...............    1,416     1,241     1,419     2,025

Earnings per common
  share..................    $0.10     $0.09     $0.10     $0.15


         The Company incurred $2,876,000 or $.21 per share during the third quarter of 1996 and $1,982,000 or $.15 per share during the fourth quarter (net of taxes) for distribution and other nonrecurring costs.

         Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

         (1) Included in 1996 operating income and net income were distribution and other nonrecurring costs to the Company associated with the recent reorganization. These expenses totaled $4,858 (net of income taxes of $706).

Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors
CUNO Incorporated
Meriden, Connecticut

We have audited the accompanying consolidated balance sheets of CUNO Incorporated and subsidiaries as of October 31, 1996 and 1995, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CUNO Incorporated and subsidiaries at October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/Ernst & Young LLP

Cleveland, Ohio
December 16, 1996

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement filed January 21, 1997, which information is incorporated by reference herein.

         The principal executive officers of the Company and their recent business experience are as follows:

          Name              Office Held                       Age
          ----              -----------                       ---

Paul J. Powers...........Chairman of the Board of              61
                             Directors and Chief
                             Executive Officer

Mark G. Kachur...........President and Chief Operating         53
                             Officer

Michael H. Croft.........Senior Vice President                 52

Ronald C. Drabik.........Senior Vice President, Chief          50
                             Financial Officer,
                             Assistant Secretary and
                             Treasurer

Timothy B. Carney........Vice President and Controller         44

John A. Tomich...........Counsel and Secretary                 39




         None of the officers are related and they are elected from year to year or until their successors are duly elected and qualified.

         Paul J. Powers. Mr. Powers is the Chief Executive Officer of the Company. He has also been a director of the Company and Commercial Intertech since 1984, President and Chief Operating Officer of Commercial Intertech since 1984 and Chief Executive Officer of Commercial Intertech since 1987. He holds a bachelor's degree in Economics from Merrimack College and a master's degree in Business Administration from George Washington University. Mr. Powers is also a director of Ohio Edison Company, Global Marine, Inc. and Twin Disc, Ind.

         Mark G. Kachur. Mr. Kachur is the President and Chief Operating Officer of the Company. Mr. Kachur has been a director of the Company since July 1996. Since joining the Company in 1994, Mr. Kachur has been a Senior Vice President of Commercial Intertech and President of the Company. From 1992 until 1994, he was President and CEO of Biotage, Inc., from 1971 to 1991, he was with Pall Corporation, the last seven years as a Group Vice President. He holds a bachelor of science degree in Mechanical Engineering from Purdue University and a master's degree in Business Administration from the University of Hartford.

         Michael H. Croft. Mr. Croft is the Senior Vice President of the Company. From 1993 until 1996 Mr. Croft was President - U.S. Operations of the Company. From 1984 until 1993 he was with CUNO Pacific Rim operations serving as Managing Director of CUNO Pacific, CUNO Asia with oversight of CUNO K.K. (Japan). He holds a bachelor's degree in Engineering (Chemistry) from The University of Sydney and a Certificate in Marketing from the University of New South Wales.

         Ronald C. Drabik. Mr. Drabik is the Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company. From July 1996 until joining the Company, he was a Vice-President of Commercial Intertech. From 1995 until 1996, he was Vice President of Acme-Cleveland Corporation, a manufacturer of telecommunication and other products. From 1993 until 1995, he was with Met-Coil Systems Corp., a machine tool builder, for which he served at various times as President, Executive Vice President, Senior Vice President and Chief Financial Officer. From 1989 until 1992, he was Vice President of Finance and Chief Financial Officer of RB&W Corporation, a manufacturer/distributor of engineered fasteners. He holds a bachelor of arts degree from Baldwin-Wallace College.

         Timothy B. Carney. Mr. Carney is the Company's Vice President - Controller and Assistant Secretary. From 1993 until joining the Company, he served Commercial Intertech as CUNO Inc. Group Controller and from 1989 until 1993 he served Commercial Intertech as General Manager and Controller of Water Factory Systems. He holds a bachelor's of science degree (Economics) and a master's degree in Business Administration from Youngstown State University.

         John A. Tomich. Mr. Tomich is Counsel and Secretary of the Company. Before joining CUNO Incorporated, after the spin-off, he was Counsel and Assistant Secretary for Commercial Intertech Corporation, where he had been employed since January 1990 and had been involved extensively with the legal matters affecting CUNO. He holds a Bachelor of Engineering Degree (Mechanical Engineering) from Youngstown State University, and Juris Doctor from the University of Akron, School of Law. He is a licensed Patent Attorney.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement filed January 21, 1997, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

         Reference is made to the information contained under the captions "Security Ownership of Board of Directors and Named Executives" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement filed January 21, 1997, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information contained under the caption "Compensation of Directors" in the Company's definitive Proxy Statement filed January 21, 1997, which information is incorporated herein by reference.

                                     Part IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         (A)   DOCUMENTS FILED AS PART OF THIS REPORT:

         (1) The following consolidated financial statements of CUNO Incorporated and Subsidiaries are included in Item 8:

                                                         Page Number
                                                        In This Report
                                                        --------------

        Statements of Consolidated Income -
          Years ended October 31, 1996,
          1995, and 1994.............................        24
        Consolidated Balance Sheets as of
          October 31, 1996 and 1995..................     25 and 26
        Statements of Consolidated Shareholders'
          Equity - Years ended October 31,
          1996, 1995, and 1994.......................        27
        Statements of Consolidated Cash Flows -
          Years ended October 31, 1996, 1995,
          and 1994...................................        28
        Notes to Consolidated Financial Statements...      29 - 47
        Report of Independent Auditors...............        48

        (2) The following consolidated financial statement schedule of CUNO Incorporated and Subsidiaries are included in Item 14 (d):

            Schedule II Valuation and Qualifying
               Accounts.............................         S-1

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
         (Continued)

     (3) Exhibits

             3.1 -- Articles of Incorporation Filed as of
                      April 17, 1992 Incorporated by reference to
                      Exhibit 3.1 to the Company's Form 10
                      (as filed with Amendment No. 2 thereto
                      dated August 20, 1996).

            10   -- Material Contracts

            10.4    Form of Distribution and Interim Services
                      Agreement by and between CUNO Incorporated and Commercial Intertech Corp.

            10.5    Form of Tax Sharing Agreement by and between
                      CUNO Incorporated and Commercial Intertech
                      Corp.

            10.6    Form of Employee Benefits and Compensation
                      Allocation Agreement by and between CUNO
                      Incorporated and Commercial Intertech Corp.

            10.9    Employment Agreement - Mark G. Kachur
                      dated December 3, 1993

            10.11   Termination and Change of Control Agreement -
                      Paul J. Powers dated October 1, 1996

            10.12   Termination and Change of Control Agreement -
                      Mark G. Kachur dated October 1, 1996

            10.13   Termination and Change of Control Agreement -
                      Michael H. Croft dated October 1, 1996

            10.14   Termination and Change of Control Agreement -
                      Ronald C. Drabik dated October 1, 1996

            10.15   Termination and Change of Control Agreement -
                      Timothy B. Carney dated October 1, 1996

            10.16   Termination and Change of Control Agreement -
                      John A. Tomich dated October 1, 1996

                    Exhibits for "Material Contracts" are incorporated by
                      reference to exhibits filed by the Company on Form 10:

                                     Incorporated by Reference
                                     -------------------------

                      Exhibit 10.9    Amendment No. 1
                                        dated August 2, 1996

                      Exhibit 10.4    Amendment No. 1
                                        dated August 20, 1996

                      Exhibit 10.5    Amendment No. 2
                                        dated August 20, 1996

                      Exhibit 10.6    Amendment No. 2
                                        dated August 20, 1996

PART IV - (Continued)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
          (Continued)

          Additional information relating to management contracts and renumerative plans is contained in Note K - Stock Options and Awards of the Notes to Consolidated Financial Statements on page 45.

          21 - Subsidiaries of the registrant

          27 - Financial Data Schedule

          (B) There were no reports on Form 8-K for the quarter ended October 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CUNO Incorporated

Date:  January 23, 1997

/s/ Paul J. Powers                   /s/ Ronald C. Drabik
----------------------------         ----------------------------
Paul J. Powers                       Ronald C. Drabik
Chairman of the Board of             Senior Vice President and
Directors, and                       Chief Financial Officer,
Chief Executive Officer              Assistant Secretary and
                                     Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

           Name              Title                  Date
           ----              -----                  ----

Joel B. Alvord              Director             January 23, 1997

Charles L. Cooney, Ph.D.    Director             January 23, 1997

Norbert A. Florek           Director             January 23, 1997

John M. Galvin              Director             January 23, 1997

Mark G. Kachur              Director             January 23, 1997

Gerald C. McDonough         Director             January 23, 1997

C. Edward Midgley           Director             January 23, 1997

David L. Swift              Director             January 23, 1997




                                    SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           CUNO INCORPORATED AND SUBSIDIARIES
                                       YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

=================================================================================================================
          COLUMN A                       COLUMN B              COLUMN C               COLUMN D         COLUMN E
-----------------------------------------------------------------------------------------------------------------
                                        Balance at                                                     Balance at
         Description                    Beginning              ADDITIONS              Deductions        End of
                                        of Period     --------------------------                        Period
                                                                     Charged to
                                                       Charged to      Other
                                                       Costs and      Accounts-
                                                        Expenses      Describe
=================================================================================================================
Year ended October 31, 1996
Deducted from asset accounts:
 Allowance for doubtful accounts
   receivable                         $ 1,135,916     $   21,673    $          0     $   24,136 (A)    $ 1,133,453
                                      ============    ===========   =============    ===========       ===========

 Valuation allowance for deferred                                                       435,000 (B)
   income tax assets                  $ 1,832,000     $        0    $          0     $  336,000 (C)    $ 1,061,000
                                      ============    ===========   =============    ===========       ===========

Year ended October 31, 1995
Deducted from asset accounts:
 Allowance for doubtful accounts
   receivable                         $   873,259     $  643,310    $          0     $  380,653 (A)    $ 1,135,916
                                      ============    ===========   =============    ===========       ===========


 Valuation allowance for deferred                                                       764,000 (B)
   income tax assets                  $ 3,279,000     $        0    $          0     $  683,000 (C)    $ 1,832,000
                                      ============    ===========   =============    ===========       ===========

Year ended October 31, 1994
Deducted from asset accounts:
 Allowance for doubtful accounts
   receivable                         $   702,025     $  193,249    $          0     $   22,015 (A)    $   873,259
                                      ============    ===========   =============    ===========       ===========

 Valuation allowance for deferred
   income tax assets                  $ 4,210,000     $        0    $                $  931,000 (B)    $ 3,279,000
                                      ============    ===========   =============    ===========       ===========


(A) Uncollectible accounts written off, net of recoveries.
(B) Increase (decrease) in net operating loss carryforwards for the year.
(C) Net operating loss carryforwards utilized or expired.