Form 10-Q
period 1997-01-31
CUNO INC
filed 1997-02-27
CIK 1019779

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarter ended January 31, 1997        Commission file number 000-21109
                                                                     ---------



                               CUNO INCORPORATED
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                    06-1159240
-----------------------------------        -----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

400 Research Parkway, Meriden, Connecticut                06450
------------------------------------------     -------------------------------
  (Address of principal executive offices)             (Zip Code)

                                 (203) 237-5541
------------------------------------------------------------------------------
                Registrant's telephone number, including area code


                                 Not Applicable
------------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X          No
   -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, .001 Par Value --13,822,076 shares as of February 26, 1997.

                                     INDEX

                               CUNO INCORPORATED

                                                                                          Page
                                                                                          ----
Part I.  Financial Information                                                                3

Item 1.  Condensed Financial Statements (Unaudited)

         Statements of Consolidated Income for the Three Months Ended January 31,
         1997 and 1996                                                                        3

         Consolidated Balance Sheets as of January 31, 1997 and October 31, 1996              4

         Statements of Consolidated Cash Flows for the Three Months Ended January
         31, 1997 and 1996                                                                    5

         Notes to Unaudited Condensed Consolidated Financial Statements as of January 31,
         1997                                                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                        7


Part II. Other Information                                                                    9

Item 6.  Exhibits and Reports on Form 8-K                                                     9


Signatures                                                                                   10



CUNO Incorporated and Subsidiaries
 Statements of Consolidated Income (Unaudited)
 (dollars in thousands, except share amounts)


                                   Three Months Ended January 31,

                                   1997                     1996
                             ----------------         -----------------
Net sales                     $       44,839           $        41,004
Less costs and expenses:
  Cost of products sold               25,638                    25,256
  Selling, general and
    administrative expenses           15,274                    13,112
                             ----------------         -----------------
                                      40,912                    38,368
                             ----------------         -----------------

Operating income                       3,927                     2,636


Nonoperating income (expense):
  Interest income                         36                        31
  Interest expense                      (591)                     (101)
  Exchange losses                        (26)                      (10)
  Gain on sale of assets                   6                        98
  Other                                  (48)                      (13)
                             ----------------         -----------------
                                        (623)                        5
                             ----------------         -----------------

Income before income taxes             3,304                     2,641

Provision for income taxes             1,239                       790

                             ----------------         -----------------
Net income                    $        2,065           $         1,851
                             ================         =================


Net income per common share   $         0.15           $          0.14
                             ===============           ===============
Weighted average common
  shares outstanding              13,809,608                13,565,922
                             ===============           ===============


See notes to unaudited condensed consolidated financial statements.

                      CUNO Incorporated and Subsidiaries
                          Consolidated Balance Sheets
                     (in thousands, except per share data)

                                                           January 31,
                                                               1997         October 31,
                                                           (unaudited)         1996
                                                           -----------      -----------
Assets
Current assets
  Cash and cash equivalents                                  $  3,586         $  5,244
  Accounts and notes receivable (less allowances for
    doubtful accounts of $1,406 and $1,133, respectively)      36,437           36,944
  Inventories                                                  19,712           19,149
  Deferred income taxes                                         5,301            5,333
  Prepaid expenses and other current assets                     1,393            1,484
                                                             --------         --------
      Total current assets                                     66,429           68,154

Noncurrent assets
  Intangible assets, net                                       19,213           19,695
  Pension assets                                                1,146            1,174
  Other noncurrent assets                                       1,493            1,532
  Property, plant and equipment, net                           46,817           48,201
                                                             --------         --------
      Total assets                                           $135,098         $138,756
                                                             ========         ========


Liabilities and Stockholders' Equity

Current liabilities
  Bank loans                                                 $ 12,306         $ 10,690
  Accounts payable                                             11,797           12,719
  Accrued payrolls and related taxes                            6,905            9,084
  Accrued expenses                                              7,223            6,986
  Accrued income taxes                                          2,269            1,360
  Current portion of long-term debt                               912              962
  Dividends payable to related party                            2,170            4,612
  Payable to related party                                      6,703           10,184
                                                             --------         --------
      Total current liabilities                                50,285           56,597
Noncurrent liabilities
  Long-term debt                                               35,577           33,772
  Deferred income taxes                                         3,544            3,670
  Retirement benefits                                           1,541            1,569
                                                             --------         --------
      Total noncurrent liabilities                             40,662           39,011
Stockholders' equity
  Preferred stock, $.001 par value; 2,000,000 shares
      authorized, no shares issued and outstanding                 -                -
  Common Stock, $.001 par value; 50,000,000 shares
      authorized, 13,822,076 and 13,774,568 shares outstanding     14               14
  Additional paid-in-capital                                    7,262            6,736
  Retained earnings                                            35,701           33,636
  Unearned compensation                                        (3,578)          (3,448)
  Minimum pension liability adjustment                           (811)            (811)
  Translation adjustments                                       5,563            7,021
                                                             --------         --------
      Total stockholders' equity                               44,151           43,148
                                                             --------         --------
      Total liabilities and stockholders' equity             $135,098         $138,756
                                                             ========         ========

      See notes to unaudited condensed consolidated financial statements.

CUNO Incorporated and Subsidiaries
Statements of Consolidated Cash Flows (unaudited)
(dollars in thousands)


                                                                Three months ended,
                                                                    January 31,
                                                                 1997        1996
                                                                 ----        ----
Operating activities
  Net income                                                    $ 2,065     $ 1,851
  Adjustments to reconcile net income to net cash
  (used for) provided by operating activities:
    Depreciation and amortization                                 1,779       2,032
    Gain on sale of equipment                                        (4)          -
    Provision for unearned compensation                             404           -
    Pension plan credits                                              -         309
    Change in deferred income taxes                                (228)        708
Changes in assets and liabilities:
    Accounts receivable                                            (465)        (49)
    Inventories                                                  (1,196)        278
    Prepaid expenses and other current assets                      (604)        (30)
    Payables to related party                                    (3,149)        537
    Accounts payable and accrued expenses                        (2,078)     (2,787)
    Accrued income taxes                                            891      (1,220)
                                                                -------     -------
Net cash (used for) provided by operating activities             (2,585)      1,629

Investing activities
    Proceeds from sale of equipment                                  39           9
    Capital expenditures                                         (1,001)     (1,050)
                                                                -------     -------
Net cash (used for) investing activities                           (962)     (1,041)

Financing activities
    Proceeds from long-term debt                                  4,000           -
    Principal payments on long-term debt                         (2,049)        (46)
    Net borrowings under bank loan agreements                     2,371         344
    Conversion of other assets                                        -        (558)
    Dividends paid to related party                              (2,352)          -
                                                                -------     -------
Net cash provided by (used for) financing activities              1,970        (260)

Effect of exchange rate changes on cash and cash equivalents        (81)       (240)
                                                                -------     -------
Net change in cash and cash equivalents                          (1,658)         88
Cash and cash equivalents -- beginning of period                  5,244       6,740
                                                                -------     -------
Cash and cash equivalents -- end of period                      $ 3,586     $ 6,828
                                                                =======     =======

See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 1997

Note A - CUNO Organization and Distribution

     On July 29, 1996, the Board of Directors of Commercial Intertech Corp. ("Commercial Intertech" or "Related Party") approved a plan to spin-off its fluid purification business by declaring a dividend distribution of 100% of the common stock of Cuno Incorporated ("CUNO" or the "Company") on a pro-rata basis to the holders of Commercial Intertech common shares (the "Distribution" or "Spin-off"). On September 10, 1996, the Distribution date, each holder of record of Commercial Intertech common shares as of the close of business on August 9, 1996, the record date for the Distribution, received one share of CUNO Common Stock for every one share of Commercial Intertech common share. No fractional shares of CUNO were issued.

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

Note B - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. The condensed consolidated balance sheet at October 31, 1996 was derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in CUNO Incorporated's Form 10-K for the year ended October 31, 1996.

Note C - Earnings per share data

     All share and per share information has been retroactively restated to reflect the Distribution in a manner similar to a stock split. In determining the weighted average number of common shares outstanding, it was assumed that the shares issued in conjunction with the reorganization were outstanding during each period presented. Fully diluted earnings per share is not presented as the effect of common stock equivalents was not material.

Note D - Income Taxes

     The Company's effective income tax rate for the period was 37.5% compared to 30.0% during the first quarter of 1996. The change reflects a loss of certain foreign tax benefits previously realized when the Company was a part of Commercial Intertech's combined tax group.

Note E - Inventories

     Inventories consisted of the following:

                                     January 31,                    October 31,
                                        1997                           1996
                                     -----------                    -----------
                                                   (In thousands)
          Raw materials                  $ 2,642                        $ 2,817
          Work-in-process                  8,001                          6,503
          Finished goods                   9,069                          9,829
                                         -------                        -------
                                         $19,712                        $19,149
                                         =======                        =======

     Inventories are stated at the lower of cost of market. Inventories in the United States are primarily valued on the last-in, first-out (LIFO) cost method. The method used for all other inventories is first-in, first-out
     (FIFO). An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Three Months Ended January 31, 1997 Compared To Three Months Ended January 31, 1996

     Results of operations for the three months ended January 31, 1997 are not comparable to the three months ended January 31, 1996 because the Spin-off occurred in the last quarter of fiscal year 1996. Results for the first quarter of fiscal year 1996 do not include increased interest expense related to the $30.0 million in debt assumed in the Spin-off, a higher tax rate resulting from the loss of certain foreign tax benefits previously realized when the Company was part of the Commercial Intertech combined tax group and the amortization expense of performance shares.

     Net Sales. Net sales of $44.8 million in the first quarter of fiscal year 1997 represented a 9.4% increase over net sales of $41.0 million in the first quarter of fiscal year 1996. The effects of foreign currency fluctuations reduced net sales by $3.8 million as compared to the first quarter in the prior fiscal year. Net sales for the Company's U.S. operations increased by 15.0% over the same period, reflecting continued penetration of the health care market by nylon membrane products.

     Gross Profit. Gross profit in the first quarter of fiscal year 1997 increased by $3.5 million, or 21.9%, to $19.2 million from $15.7 million in the first quarter of fiscal year 1996 and increased as a percentage of net sales to 42.8% from 38.4%. This increase was a result of continued improvement in manufacturing efficiencies, particularly in the U.S., in combination with expanded sales of higher margin nylon membrane products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.2 million, or 16.5%, to $15.3 million in the first quarter of fiscal year 1997 from $13.1 million in the first quarter of fiscal year 1996 and increased as a percentage of net sales to 34.1% from 32.0% over the same period. Growth in these expenses stems from continued investment in selling and engineering resources worldwide and from projects related to new data processing systems in the U.S., Brazil and Singapore.

     Operating Income. Operating income increased by $1.3 million, or 49.0%, to $3.9 million in the first quarter of fiscal year 1997 from $2.6 million in the first quarter of fiscal year 1996, with most of that gain in the U.S., where expanded sales, an improved product mix and greater efficiencies resulted in an overall significant improvement in operating performance.

     Interest Expense. Interest expense increased by $0.5 million to $0.6 million in the first quarter of fiscal year 1997 from $0.1 million in the first quarter of fiscal year 1996. The increase in interest expense primarily resulted from the $30.0 million of debt assumed by the Company in conjunction with the Spin-off.

     Income Taxes. The Company's effective income tax rate for the first quarter of 1997 was 37.5% as compared to 30.0% during the first quarter of fiscal year 1996. The change reflects a loss of certain foreign tax benefits previously realized when the Company was a part of the Commercial Intertech combined tax group.

Liquidity and Capital Resources

     In the first quarter of fiscal year 1997, the Company generated cash from operations of $.6 million before reducing its related party payables to Commercial Intertech by $3.2 million, resulting in a net cash used in operations of $2.6 million. In addition, the Company reduced its dividends payable to Commercial Intertech by $2.4 million. By October 1997, the Company expects to pay the balance of $8.9 million of payables due to Commercial Intertech as of January 31, 1997, as well as other amounts due under the Distribution and Interim Services Agreement between the Company and Commercial Intertech.

                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


Exhibit 27 - Financial Data Schedule


(b)      Reports on Form 8-K


No reports were filed on Form 8-K during the quarter for which this 10-Q is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CUNO INCORPORATED



Date      2/26/97                      By    /s/ Ronald C. Drabik
     --------------------                 ----------------------------
                                             Ronald C. Drabik
                                             Senior Vice President and
                                             Chief Financial Officer