Form 10-K/A
period 1996-10-31
CUNO INC
filed 1997-04-08
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 31, 1997, 13,830,663 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price on that date) was approximately $212,646,000.

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

ITEM 2.  PROPERTIES

         The Company's world headquarters is located in Meriden, Connecticut. This facility also contains its primary manufacturing and assembly plant. The following table sets forth the location and approximate size of the Company's principal properties and facilities, all of which except one are owned by the Company.

                                                   Approximate
                                                  Facility Size
          Location                                  (Sq. Ft.)
          --------                                --------------

     Meriden, Connecticut.......................     189,000
     Enfield, Connecticut.......................     120,000
     Stafford Springs, Connecticut..............     165,000
     Kita-Ibaragi, Japan........................      40,000
     Marinque, Brazil...........................      65,000
     Calais, France.............................      50,000
     Mazeres, France............................      40,000
     Sydney, Australia * .......................     290,000
     Singapore ** ..............................      18,546

     * 40 percent of this facility is sublet to an unrelated third party.

    **  Leased facility

         In addition to the properties listed above, the Company leases one facility in the United States and 17 facilities outside the United States. These facilities are generally used as warehouses and/or sales offices.

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

   YEAR ENDED OCTOBER 31, 1996 COMPARED TO YEAR ENDED OCTOBER 31, 1995

        As part of the Spin-off in September 1996, the Company incurred $5.6 million of distribution and other nonrecurring costs. The Company also assumed $30.0 million of Commercial Intertech's debt, which was accounted for as a dividend to Commercial Intertech, and declared a dividend of $35.7 million payable to Commercial Intertech. If the Company had not incurred the distribution and other nonrecurring costs and if the debt had been outstanding for the entire year, earnings per share in fiscal year 1996 would have been $0.70.

        Net Sales. Net sales of $179.1 million in fiscal year 1996 represented a 10.1% increase over net sales of $162.7 million in fiscal year 1995. The effects of foreign currency fluctuations reduced net sales in fiscal year 1996 by $4.0 million as compared to fiscal year 1995.

        Net sales for the Company's U.S. operations increased by $11.5 million to $86.4 million in fiscal year 1996, a 15.4% increase over fiscal year 1995 net sales of $74.9 million. The increase in U.S. net sales was generated primarily by new product introductions in both the health care and fluid processing markets, including proprietary nylon membrane products. Net sales of these membrane products increased by more than 100% in the U.S. in fiscal year 1996. General economic conditions combined with the new sales programs increased the sale of core products. The sale of both new and existing products also benefited from management initiatives that placed more focus on in-field customer service and improved customer support. Much of this new customer support, especially in the health care and fluid processing markets, has been provided through the Scientific Application Support Service ("SASS") staff, a program implemented in fiscal year 1995. The Company continued to increase the SASS staff in fiscal year 1996. Engineering employment in the Company, including SASS positions, increased by 28% since the beginning of fiscal year 1994.

        Net sales for the Company's U.S. operations into the potable water market increased by 7.6% overall in fiscal year 1996, with certain markets up sharply. Net sales to the food service segment of this market, which includes restaurants and institutions, increased significantly in fiscal year 1996 due to new products as well as successful collaborative projects with key customers. The sale of home and commercial water purification products improved in fiscal year 1996 due to the creation of a dedicated sales force for the product line and the success of new product sales.

        Net sales from international operations increased by $4.9 million to $92.7 million in fiscal year 1996 from $87.8 million in fiscal year 1995. Net sales improved in all international operations in fiscal year 1996 when compared in local currencies. Europe's net sales improved as a result of new product introductions and further penetration of the Eastern European market. Japan's net sales, when adjusted for the changes in the value of the Yen, increased by 8.4%, but in U.S. dollar terms decreased by $1.7 million. Net sales in other international markets increased by $3.8 million overall in fiscal year 1996, or 12.7%, as compared to fiscal year 1995. A portion of the growth in these other markets was due to product line extensions launched over the past two years, as well as to the introduction of SASS into these markets during fiscal year 1995.

        Gross Profit. Gross profit increased by $11.3 million to $74.2 million in fiscal year 1996 from $62.9 million in fiscal year 1995 and increased as a percentage of net sales to 41.4% from 38.7% over the same period. Approximately $6.3 million of this increase was attributable to higher sales volume and $5.0 million to a shift to higher margin new products, improved operating efficiencies in the U.S. and Europe and the extension of certain product lines into the Brazilian market. A portion of the intangible assets carried by the Company became fully amortized, reducing amortization expense by $0.9 million.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding distribution and other nonrecurring costs, increased by 9.0% in fiscal year 1996 as compared to fiscal year 1995, but decreased by 0.3% as a percentage of net sales. Although all operations reported increased expenses in fiscal year 1996, no one operation increased proportionally more than the others. Generally, the increase in selling, general and administrative expenses stemmed from sales and engineering personnel recruitment, increased sales training for both Company and distributor personnel and improved sales and marketing promotional support.

        Fiscal year 1996 selling, general and administrative expenses included charges for services provided to the Company by its former parent, Commercial Intertech. Similar services were provided in fiscal year 1995 and fiscal year 1994. Under an agreement signed prior to the Spin-off, Commercial Intertech will continue to provide services in fiscal year 1997 as part of the transition of the Company to stand-alone status. These expenses will be charged to the Company on a basis consistent with prior years, but are expected to be less than prior years. These services are not expected to continue beyond fiscal year 1997. See "Certain Related Party Transactions--Arrangements Between the Company and Commercial Intertech."

        Operating Income. As a result of the above, operating income increased by 9.8% to $11.9 million in fiscal year 1996 from $10.8 million in fiscal year 1995.

    YEAR ENDED OCTOBER 31, 1995 COMPARED TO YEAR ENDED OCTOBER 31, 1994

        Net Sales. Net sales of $162.7 million in fiscal year 1995 represented a $19.6 million, or 13.7%, increase over net sales of $143.1 million in fiscal year 1994. Exchange rate fluctuations in fiscal year 1995 primarily benefited operations in Japan and Europe. All operations recorded increased net sales in fiscal year 1995.

        Net sales for the Company's U.S. operation increased by $2.9 million to $74.9 million in fiscal year 1995 from $72.0 million in fiscal year 1994. Strength in the electronics segment of the fluid processing market supported the growth. In addition, management initiatives, such as a market focused sales organization, the creation of the SASS teams to support customers in certain markets and closer interaction with distributors, which began during the last half of fiscal year 1994, started to favorably affect net sales during the last six months of fiscal year 1995.

        Net sales from international operations increased by $16.7 million to $87.8 million in fiscal year 1995 from $71.1 million in fiscal year 1994. All of the geographic regions reported improvements in fiscal year 1995. Net sales in Europe increased in fiscal year 1995 by $6.0 million, or 27.9%, as compared to fiscal year 1994, with much of the gain attributable to the health care market.

        Gross Profit. Gross profit for the Company increased by $12.3 million to $62.9 million in fiscal year 1995 from $50.6 million in fiscal year 1994 and increased as a percentage of net sales from 35.4% to 38.7% over the same period. Much of the improvement was from U.S. operations and was the result of increased sales in the potable water market and the divestment in fiscal year 1994 of an underperforming operation servicing the fluid processing market. Additionally, new management in the European manufacturing operation improved efficiencies in fiscal year 1995.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.5 million, or 14.2%, to $52.1 million in fiscal year 1995 from $45.6 million in fiscal year 1994 and increased as a percentage of net sales to 32.0% from 31.9% over the same period. Much of the increase in these expenses related to the costs associated with enlarging the sales staff worldwide. From the end of fiscal year 1994 to the end of fiscal year 1995, the number of sales personnel in the Company increased by 19.0%.

        Operating Income. As a result of the above, operating income increased by 118% to $10.8 million in fiscal year 1995 from $4.9 million in fiscal year 1994.

OTHER MATTERS

        Distribution and Other Nonrecurring Costs. The Company recorded $5.6 million in distribution and other nonrecurring costs during fiscal year 1996 ($4.9 million after tax or $0.36 per share), of which $3.5 million was related directly to the Spin-off, $1.6 million was associated with establishing the Company as a stand-alone entity and $0.5 million was related to the improvement of certain foreign distribution channels in conjunction with stand-alone activities. Certain of these costs are not tax-deductible.

        Nonoperating Activity. Net nonoperating income and expenses improved by $0.4 million in fiscal year 1996 and $1.7 million in fiscal year 1995. Fiscal year 1996 was favorably impacted by a $0.3 million reduction in exchange losses and $0.1 million gain on the sale of idle assets. In fiscal year 1995 exchange losses were $0.5 million less than fiscal year 1994. Additionally, a $1.1 million loss on the sale of assets was recorded in fiscal year 1994 as the result of the Company's disposition of an underperforming operation.

        Taxes. The Company's effective tax rate for fiscal year 1996 was 49%, primarily as a result of the nondeductibility of certain distribution expenses related to the Spin-off which increased the rate by 12 percentage points. The adjusted fiscal year 1996 tax rate is comparable to the fiscal year 1995 effective rate of 36%. The fiscal year 1994 effective tax rate of 12% was the result of the reversal of tax valuation adjustments associated with certain foreign operations.

        Inflation Effects on Operations. Inflation had a negligible effect on the Company's operations during fiscal years 1996 and 1995. The Company estimates that inflationary effects, in aggregate, were generally recovered or offset through increased pricing or cost reductions in both fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal year 1996, the Company generated cash from operating activities of $7.9 million. As a result of the increased level of operations, both accounts receivable and accounts payable increased, by a net of $2.6 million in fiscal year 1996 and a net of $2.4 million in fiscal year 1995. Due to a focused program to improve inventory management, inventories declined by $3.2 million in fiscal year 1996, increased $0.6 million in fiscal year 1995, and declined $1.3 million in fiscal year 1994.

         During 1996, the Company entered into an interim agreement for a $55.0 million bridge loan to provide funding for $30.0 million in debt assumed from Commercial Intertech at the time of the Spin-off and to support operating requirements. On October 31, 1996, the bridge loan was replaced with the Credit Facility. The Company pays variable interest rates under the Credit Facility based upon prime interest or LIBOR rates, plus an applicable margin. The Credit Facility prohibits the Company from declaring dividends during fiscal years 1997 and 1998. In fiscal year 1996, dividends of $36.9 million were declared payable to Commercial Intertech ($35.7 million by the Company in connection with the Spin-off and $1.2 million by CUNO Pacific Pty. Ltd.). As of October 31, 1996, $3.5 million had been paid, $28.8 million had been partially offset against a receivable from Commercial Intertech and $4.6 million remained unpaid.

         Capital expenditures were $6.3 million in fiscal year 1996, $5.2 million in fiscal year 1995 and $2.9 million in fiscal year 1994. Budgeted fiscal year 1997 capital spending is $10.5 million, the majority of which pertains to equipment related to manufacturing capacity expansion and improvements. The Company believes that funds from operations, current lines of credit and the net proceeds from the sale of Common Stock offered hereby will be sufficient to meet its anticipated needs for the next twelve months for working capital, capital expenditures and general corporate purposes.

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

CUNO INCORPORATED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                           Year Ended October 31,
                                                           1996    1995      1994
                                                        -------------------------
                                                               (in thousands)
OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . $  5,593  $  6,101  $  1,807
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for depreciation and amortization. .    7,475     7,929     8,154
         Loss on sale of fixed assets . . . . . . . . .      --        --      1,053
         Pension plan credits . . . . . . . . . . . . .      692     1,019       676
         Change in deferred income taxes. . . . . . . .     (239)   (1,222)   (1,143)
         Changes in current assets and liabilities:
            (Increase) in accounts receivable . . . . .   (5,050)   (3,839)     (756)
            Decrease (increase) in inventories. . . . .    3,224      (636)    1,301
            Decrease (increase) in prepaid expenses
               and other current assets . . . . . . . .      838      (292)      166
            Increase in receivable from affiliate . . .   (3,833)   (3,128)   (4,814)
            Increase in accounts payable and accrued
               expenses . . . . . . . . . . . . . . . .    2,425     1,477     1,323
            (Decrease) increase in accrued income
               taxes. . . . . . . . . . . . . . . . . .   (3,236)      335       229
                                                        --------  --------  --------

   Net cash provided by operating activities. . . . . .    7,889     7,744     7,996


INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets . . . . . . . . .       43       113       109
   Investment in intangibles. . . . . . . . . . . . . .      --       (343)     (207)
   Capital expenditures . . . . . . . . . . . . . . . .   (6,325)   (5,234)   (2,927)
                                                        --------  --------  --------

   Net cash (used) by investing activities. . . . . . .   (6,282)   (5,464)   (3,025)

FINANCING ACTIVITIES:
   Proceeds from long-term debt . . . . . . . . . . . .   61,000     4,012       --
   Principal payments on long-term debt . . . . . . . .  (30,987)   (4,900)     (882)
   Net borrowings under bank loan agreements. . . . . .    1,311       880      (104)
   Conversion of other assets . . . . . . . . . . . . .     (701)        1        32
   Assumed debt paid to Commercial Intertech. . . . . .  (30,000)      --        --
   Dividends paid to Commercial Intertech . . . . . . .   (3,534)      --     (1,958)
                                                        --------  --------  --------

        Net cash (used) by financing activities . . . .   (2,911)       (7)   (2,912)

Effect of exchange rate changes on cash and
   cash equivalents . . . . . . . . . . . . . . . . . .     (192)       59       396
                                                        --------  --------  --------

Net (decrease)increase in cash and cash equivalents . .   (1,496)    2,332     2,455
Cash and cash equivalents at beginning of year. . . . .    6,740     4,408     1,953
                                                        --------  --------  --------

Cash and cash equivalents at end of year. . . . . . . . $  5,244  $  6,740  $  4,408
                                                        ========  ========  ========

Supplemental disclosures:
Cash paid during the year for:
   Interest . . . . . . . . . . . . . . . . . . . . . . $    694  $    716  $    703
   Income taxes . . . . . . . . . . . . . . . . . . . .    9,732     4,338     1,149

Noncash transactions:
   Assumption of Commercial Intertech debt. . . . . . . $ 30,000  $    --   $    --
   Dividends payable to Commercial Intertech offset
      against receivable from affiliate . . . . . . . .   28,797       --        --
   Dividends declared to Commercial Intertech
      but unpaid. . . . . . . . . . . . . . . . . . . .    4,612       --        --


See notes to consolidated financial statements.

                       CUNO INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND ACCOUNTING POLICIES

Organization:

         On July 11, 1996, Commercial Intertech Corp. ("Commercial Intertech") initiated a plan to separate its Fluid Purification group subsidiaries and divisions (the "Company" or "CUNO") from the rest of Commercial Intertech's businesses in a tax-free transaction, subject to regulatory approval. The following companies and divisions made up the Fluid Purification Group companies
- CUNO Incorporated, USA; CUNO Pacific Pty. Ltd., Australia; Commercial Intertech do Brasil, Ltda., Brazil; CUNO Europe S.A., France; CUNO KK, Japan; CUNO Filtration Asia Pte. Ltd., Singapore; and divisions located in England, Germany and Italy.

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

         In conjunction with the reorganization, the Company assumed $30,000,000 of Commercial Intertech's debt which was accounted for as a dividend to Commercial Intertech. The debt was repaid from the proceeds of a credit facility entered into by the Company shortly after the reorganization (see Note C). In addition, the Company declared a dividend of $35,675,000 payable to Commercial Intertech. Of this amount, $4,612,000 remains payable at October 31, 1996. In addition, CUNO Pacific Pty. Ltd. declared and paid a $1,268,000 dividend in February 1996.

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

          23 - Consent of Ernst & Young LLP.

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

Date:  April 7, 1997

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

           Name              Title                  Date
           ----              -----                  ----

Joel B. Alvord              Director             April 7, 1997

Charles L. Cooney, Ph.D.    Director             April 7, 1997

Norbert A. Florek           Director             April 7, 1997

John M. Galvin              Director             April 7, 1997

Mark G. Kachur              Director             April 7, 1997

Gerald C. McDonough         Director             April 7, 1997

C. Edward Midgley           Director             April 7, 1997

David L. Swift              Director             April 7, 1997




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