Form 10-Q/A
period 1997-01-31
CUNO INC
filed 1997-04-08
CIK 1019779

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

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

Common Stock, .001 Par Value --13,830,663 shares as of March 31, 1997.

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

                      CUNO Incorporated and Subsidiaries
                    Consolidated Balance Sheets (Unaudited)
                     (in thousands, except per share data)

                                                           January 31,      October 31,
                                                               1997            1996
                                                           -----------      -----------
Assets
Current assets
  Cash and cash equivalents                                  $  3,586         $  5,244
  Accounts and notes receivable (less allowances for
    doubtful accounts of $1,406 and $1,133, respectively)      36,437           36,944
  Inventories                                                  19,712           19,149
  Deferred income taxes                                         5,301            5,333
  Prepaid expenses and other current assets                     1,393            1,484
                                                             --------         --------
      Total current assets                                     66,429           68,154

Noncurrent assets
  Intangible assets, net                                       19,213           19,695
  Pension assets                                                1,146            1,174
  Other noncurrent assets                                       1,493            1,532
  Property, plant and equipment, net                           46,817           48,201
                                                             --------         --------
      Total assets                                           $135,098         $138,756
                                                             ========         ========


Liabilities and Stockholders' Equity

Current liabilities
  Bank loans                                                 $ 12,306         $ 10,690
  Accounts payable                                             11,797           12,719
  Accrued payrolls and related taxes                            6,905            9,084
  Accrued expenses                                              7,223            6,986
  Accrued income taxes                                          2,269            1,360
  Current portion of long-term debt                               912              962
  Dividends payable to related party                            2,170            4,612
  Payable to related party                                      6,703           10,184
                                                             --------         --------
      Total current liabilities                                50,285           56,597
Noncurrent liabilities
  Long-term debt                                               35,577           33,772
  Deferred income taxes                                         3,544            3,670
  Retirement benefits                                           1,541            1,569
                                                             --------         --------
      Total noncurrent liabilities                             40,662           39,011
Stockholders' equity
  Preferred stock, $.001 par value; 2,000,000 shares
      authorized, no shares issued and outstanding                 -                -
  Common Stock, $.001 par value; 50,000,000 shares
      authorized, 13,822,076 and 13,774,568 shares outstanding     14               14
  Additional paid-in-capital                                    7,262            6,736
  Retained earnings                                            35,701           33,636
  Unearned compensation                                        (3,578)          (3,448)
  Minimum pension liability adjustment                           (811)            (811)
  Translation adjustments                                       5,563            7,021
                                                             --------         --------
      Total stockholders' equity                               44,151           43,148
                                                             --------         --------
      Total liabilities and stockholders' equity             $135,098         $138,756
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



Date      4/7/97                      By     /s/ Ronald C. Drabik
     --------------------                 ----------------------------
                                             Ronald C. Drabik
                                             Senior Vice President and
                                             Chief Financial Officer