Form 10-Q
period 1997-04-30
CUNO INC
filed 1997-06-06
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1997   Commission file number 000-21109


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


                                 Not Applicable
              Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  .001 Par Value -- 15,998,613 shares as of May 30, 1997.

                                CUNO INCORPORATED

                                                                                            Page
                                                                                            ----
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Statements of Consolidated  Income -- Three months ended April 30, 1997 and 1996       1

         Statements of Consolidated Income -- Six months ended April 30, 1997 and 1996          2

         Consolidated Balance Sheets -- April 30, 1997 and October 31, 1996                     3

         Statements of Consolidated Cash Flows -- Six months ended April 30, 1997 and 1996      4

         Notes to Unaudited Condensed Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                             6


Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                                    9

Item 6.  Exhibits and Reports on Form 8-K                                                       9


Signatures                                                                                     10

    CUNO INCORPORATED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
(dollars in thousands, except share amounts)

                                                             THREE MONTHS ENDED
                                                                  APRIL 30,
                                                          1997                1996
                                                       ------------        ------------
Net sales                                              $     46,383        $     45,090
Less costs and expenses:
    Cost of products sold                                    26,061              26,630
    Selling, general and administrative expenses             14,782              13,472
                                                       ------------        ------------
                                                             40,843              40,102
                                                       ------------        ------------

Operating income                                              5,540               4,988

Nonoperating income (expense):
    Interest income                                              30                  25
    Interest expense                                           (554)                (98)
    Exchange gains (losses)                                      48                 (12)
    Gain (loss) on sale of assets                               (12)                 18
    Other                                                         9                 (81)
                                                       ------------        ------------
                                                               (479)               (148)
                                                       ------------        ------------

Income before income taxes                                    5,061               4,840

Provision for income taxes                                    1,771               1,589

                                                       ------------        ------------
Net income                                             $      3,290        $      3,251
                                                       ============        ============


Net income per common share                            $       0.24        $       0.24

Weighted average common shares
outstanding                                              13,850,347          13,565,922


See notes to unaudited condensed consolidated financial statements.

    CUNO INCORPORATED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
 (dollars in thousands, except share amounts)

                                                               SIX MONTHS ENDED
                                                                   APRIL 30,
                                                           1997                1996
                                                       ------------        ------------
Net sales                                              $     91,222        $     86,094
Less costs and expenses:
    Cost of products sold                                    51,699              51,886
    Selling, general and administrative expenses             30,056              26,584
                                                       ------------        ------------
                                                             81,755              78,470
                                                       ------------        ------------

Operating income                                              9,467               7,624

Nonoperating income (expense):
    Interest income                                              66                  56
    Interest expense                                         (1,145)               (199)
    Exchange gains (losses)                                      22                 (22)
    Gain (loss) on sale of assets                                (6)                116
    Other                                                       (39)                (94)
                                                       ------------        ------------
                                                             (1,102)               (143)
                                                       ------------        ------------

Income before income taxes                                    8,365               7,481

Provision for income taxes                                    3,010               2,379

                                                       ============        ============
Net income                                             $      5,355        $      5,102
                                                       ============        ============


Net income per common share                            $       0.39        $       0.38

Weighted average common shares
outstanding                                              13,829,978          13,565,922


See notes to unaudited condensed consolidated financial statements.

  CUNO INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (in thousands, except share amounts)

                                                                       APRIL 30,       OCTOBER 31,
                                                                         1997             1996
                                                                       ---------        ---------
ASSETS
Current assets
    Cash and cash equivalents                                          $   4,595        $   5,244
    Accounts and notes receivable (less allowances for
      doubtful accounts of $1,409 and $1,133, respectively)               38,409           36,944
    Inventories                                                           21,082           19,149
    Deferred income taxes                                                  5,576            5,333
    Prepaid expenses and other current assets                              2,479            1,965
                                                                       ---------        ---------
        Total current assets                                              72,141           68,635

Noncurrent assets
    Intangible assets, net                                                18,757           19,695
    Pension assets                                                         1,132            1,174
    Other noncurrent assets                                                  248            1,051
    Property, plant and equipment, net                                    46,589           48,201
                                                                       ---------        ---------
        Total assets                                                   $ 138,867        $ 138,756
                                                                       =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                         $  13,825        $  10,690
    Accounts payable                                                      14,923           12,719
    Accrued payrolls and related taxes                                     8,253            9,084
    Accrued expenses                                                       5,118            5,393
    Accrued income taxes                                                   2,545            1,360
    Current portion of long-term debt                                        887              962
    Dividends payable to related party                                        --            4,612
    Payable to related party                                               3,501           10,184
                                                                       ---------        ---------
        Total current liabilities                                         49,052           55,004
Noncurrent liabilities
    Long-term debt                                                        10,137           33,772
    Deferred income taxes                                                  3,443            3,670
    Retirement benefits                                                    3,258            3,162
                                                                       ---------        ---------
        Total noncurrent liabilities                                      16,838           40,604
Stockholders' equity
    Preferred stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued and outstanding                          --               --
    Common Stock, $.001 par value; 50,000,000 shares
        authorized, 15,833,151 and 13,774,568 shares outstanding              16               14
    Additional paid-in-capital                                            33,443            6,736
    Retained earnings                                                     38,991           33,636
    Unearned compensation                                                 (3,398)          (3,448)
    Minimum pension liability adjustment                                    (811)            (811)
    Translation adjustments                                                4,736            7,021
                                                                       ---------        ---------
        Total stockholders' equity                                        72,977           43,148
                                                                       ---------        ---------
        Total liabilities and stockholders' equity                     $ 138,867        $ 138,756
                                                                       =========        =========


See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                           SIX MONTHS ENDED
                                                                               APRIL 30,
                                                                          1997           1996
                                                                      --------        -------
OPERATING ACTIVITIES
   Net income                                                         $  5,355        $ 5,102
   Adjustments to reconcile net income to net cash
   (used for) provided by operating activities:
      Depreciation and amortization                                      3,560          3,818
      Loss (gain) on sale of property, plant and equipment                   6           (116)
      Compensation recognized under employee stock plans                   658             --
      Pension costs in excess of funding                                   582            610
      Change in deferred income taxes                                     (662)           730
Changes in operating assets and liabilities:
      Accounts receivable                                               (3,291)        (3,627)
      Inventories                                                       (2,961)         2,895
      Prepaid expenses and other current assets                           (180)            87
      Payables to related party                                         (7,020)        (7,651)
      Accounts payable and accrued expenses                              2,250           (154)
      Accrued income taxes                                               1,123             65
                                                                      --------        -------
Net cash (used for) provided by operating activities                      (580)         1,759

INVESTING ACTIVITIES
      Proceeds from sale of property, plant and equipment                   85             32
      Capital expenditures                                              (2,623)        (2,408)
                                                                      --------        -------
Net cash (used for) investing activities                                (2,538)        (2,376)

FINANCING ACTIVITIES
      Proceeds from long term debt                                       9,000             --
      Principal payments on long term debt                             (32,434)          (473)
      Net borrowings under bank loan agreements                          4,319          1,788
      Proceeds from issuance of common stock                            26,100             --
      Dividends paid to related party                                   (4,515)        (1,268)
      Proceeds from stock options exercised                                 20             --
      Conversion of other assets                                            --           (469)
                                                                      --------        -------
Net cash provided by (used for) financing activities                     2,490           (422)

Effect of exchange rate changes on cash and cash equivalents               (21)          (180)
                                                                      --------        -------
Net change in cash and cash equivalents                                   (649)        (1,219)
Cash and cash equivalents -- beginning of period                         5,244          6,740
                                                                      --------        -------
Cash and cash equivalents -- end of period                            $  4,595        $ 5,521
                                                                      ========        =======


See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 1997

Note A - CUNO Organization and Distribution

      On July 29, 1996 the Board of Directors of Commercial Intertech Corp. ("Commercial Intertech" or "Related Party") approved a plan to spin-off its fluid purification business by declaring a dividend distribution of 100% of the common stock of Cuno Incorporated ("CUNO" or the "Company") on a pro-rata basis to the holders of Commercial Intertech common shares (the "Distribution" or "Spin-off"). On September 10, 1996, the Distribution date, each holder of record of Commercial Intertech common shares as of the close of business on August 9, 1996, the record date for the Distribution, received one share of CUNO Common Stock for every one share of Commercial Intertech common share. No fractional shares of CUNO were issued.

      In connection with the Spin-off, the Company declared dividends of approximately $35,675,000 payable from the CUNO subsidiaries to the parent (Commercial Intertech), and immediately prior to the Distribution, Cuno assumed $30,000,000 of Commercial Intertech's debt which was accounted for as a dividend.

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

      For further information, refer to CUNO's Form 10 filed with the SEC on September 10, 1996.

Note B - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in CUNO Incorporated's Form 10-K for the year ended October 31, 1996.

      Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

      In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Company will adopt this standard, as required, in the first quarter of its fiscal 1998 year. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Had this standard been adopted in the second quarter of 1997, the Company would have reported basic earnings per share of $0.39 for the six months ended April 30, 1997 and $0.24 for the three months ended April 30, 1997. The impact of adopting Statement 128 is not expected to have a material impact on the Company's reported earnings per share.

Note C - Earnings per share data

      All share and per share information has been retroactively restated to reflect the Distribution in a manner similar to a stock split. In determining the weighted average number of common shares outstanding during the 1996 periods, it was assumed that the shares issued in conjunction with the reorganization were outstanding during each period presented. Fully diluted earnings per share is not presented as the effect of other common stock equivalents was not material.

Note D - Inventories

      Inventories consist of the following:

                                        April 30,    October 31,
                                          1997          1996
                                        -------       -------
                  Raw materials         $ 2,417       $ 2,817
                  Work-in-process         6,808         6,503
                  Finished goods         11,857         9,829
                                        -------       -------
                                        $21,082       $19,149
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

Note E - Equity Offering

      In April 1997, the Company completed an equity offering of two million shares of common stock with an over-allotment option of 300,000 shares. Proceeds to the Company, net of related costs of the offering, totaled $26.1 million as of April 30, 1997 for the two million shares issued to date. The proceeds were used to retire indebtedness and for working capital and general corporate purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED APRIL 30, 1997 VS THREE MONTH PERIOD ENDED APRIL 30,
1996

Net Sales. The Company recorded net sales of $46.4 million in the second quarter of fiscal 1997 representing a 2.9% increase over 1996's second quarter sales of $45.1 million. The strengthening U.S. dollar had a significant effect on overseas results when translated from local currency into U.S. dollars. Had currency value been unchanged from the second quarter of fiscal 1996, sales for the second quarter of fiscal 1997 would have been $1.9 million higher, or 7.1% greater overall than the same period in fiscal 1996.

      Sales in the U.S. increased 9.9% over the second quarter of fiscal 1996. Much of this improvement stemmed from increased sales in the health care market.

      Sales from overseas operations were down .8 million or 3.3%, but increased 4.6% when compared in constant valued U.S. dollars. Local currency sales in Australia and Brazil were slightly below the prior year while other overseas regions reported improvements. Sales in Asia increased 14.9% in local currency while sales in Japan improved by 12.0% in local currency.

Gross Profit. Gross profit increased $1.9 million in the second quarter of fiscal 1997 as compared to the same period in fiscal 1996. The percentage of gross profit to sales improved from 40.9% to 43.8% over those same periods. An improvement in the mix of sales in the U.S. provided much of the gain as the Company continues to expand its sales into the health care market, as well as introduce new products. Additionally, several of the Company's manufacturing operations, most notably the facility devoted to potable water products in the U.S. and the Calais, France operation, have demonstrated improved operating efficiency.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.3 million, or 9.7%, to $14.8 million in the second quarter of fiscal 1997 from $13.5 million for the same period of 1996. Additionally, the expenses expressed as a percentage of sales increased in the second quarter of fiscal 1997 to 31.9% from 29.9% in 1996. The increase is due to higher spending for selling, engineering and research and development expense, especially related to the Company's emphasis on new product development and introductions.

Operating Income. Operating income of $5.5 million in the second quarter of fiscal 1997 represented an 11.1% improvement over the same period of fiscal 1996. The operating margin of 11.9% compares favorably to 11.1% for the same period in 1996. The improvement in gross margin, discussed above, provided the majority of the growth in operating margin.

Interest Expense. Interest expense increased to $0.6 million in the second quarter of 1997 from $0.1 million in the second quarter of fiscal 1996. The increase in interest expense primarily resulted from the $30.0 million of debt incurred by the Company in conjunction with the Spin-off. See "Financial Position and Liquidity".

Income Taxes. The Company's effective income tax rate for the second quarter of 1997 was 35.0% as compared to 32.8% during the second quarter of 1996. The increase reflects a change in the mix of income attributed to various countries and their taxing authorities in which the Company does business.

SIX MONTH PERIOD ENDED APRIL 30, 1997 VS SIX MONTH PERIOD ENDED APRIL 30, 1996

Net Sales. Net sales increased 6.0% during the first half of fiscal 1997 as compared to the same period in fiscal 1996, to $91.2 million from $86.1 million. The effects of changes in the value of foreign currency as expressed in U.S. dollars reduced overall sales in the first half of 1997 by $2.9 million. Had changes in foreign currency value not occurred, sales would have increased by 9.3% over the prior year.

      Sales in the U.S. increased 12.5% in the first half of fiscal 1997, with the majority of that increase derived from sales in the health care market. Overseas sales, after the unfavorable impact of currency, increased 0.1% during the first six months of fiscal 1997 as compared to the same period in fiscal 1996.

Gross profit. For the first six months of 1997, the Company recorded a gross profit margin of 43.3% as compared to 39.7% for the same period in fiscal 1996. Most of the gain stems from an improved mix of sales in the U.S., reflecting increased sales into the health care market. Gross margins have also improved in certain overseas locations, most notably Europe. Much of the gain in Europe relates to improved product mix and enhanced operating efficiency.

Selling, General and Administrative Expenses. In the first six months of fiscal
      1997, selling, general and administrative expenses increased 13.1% to $30.1 million from $26.6 million for the same period in fiscal 1996. Engineering and research and development expenses increased 15.1% in the first half of fiscal 1997 while advertising expenses increased 36.6% due to the introduction of new products. Increases were recorded both domestically and abroad.

Operating Income. Operating income increased $1.8 million to $9.5 million during the first half of fiscal 1997 as compared to the same period of fiscal 1996. This represented a 24.2% improvement . Operating income in the U.S. was a record for the first half of the year.

Interest Expense. Interest expense increased to $1.1 million in the six month period of 1997 from $0.2 million in the six month period of 1996. The increase in interest expense primarily resulted from the $30.0 million of debt incurred by the Company in conjunction with the Spin-off. See "Financial Position and Liquidity".

Income Taxes. The Company's effective income tax rate for the six month period of 1997 was 36.0% as compared to 31.8% during the six month period of 1996. The increase reflects a change in the mix of income attributed to various countries and their taxing authorities in which the Company does business.

FINANCIAL POSITION AND LIQUIDITY

The Company assesses its liquidity in terms of its ability to generate cash to fund operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels and adequate bank financing options.

Set forth below is selected key cash flow data:
(in thousands of dollars)

                                                    Six months ended
                                                       April 30,
                                                  1997           1996
                                                --------        -------
OPERATING ACTIVITIES:
Payables to related party                       $ (7,020)       $(7,651)
Net cash provided by operating activities
before related party payables                      6,440          9,410

INVESTING ACTIVITIES:
Capital expenditures                              (2,623)        (2,408)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock            26,100              0
Net decrease in long term debt                   (23,434)          (473)
Dividends paid to related party                   (4,515)        (1,268)

Net cash provided by operating activities before related party payments to Commercial Intertech was $6.4 million and $9.4 million for the six months ended April 30, 1997 and 1996, respectively. The decrease in cash generated from operating activities stems primarily from an increase in inventories in the six month period of 1997 of $3.0 million associated with the general growth of the business as well as recent new product introductions. Partially offsetting this use of cash was an increase in accounts payable for the six month period of 1997 of $2.3 million created, in part, by the increased inventory purchases.

Capital expenditures amounted to $2.6 million for the six months ended April 30, 1997 which is primarily comprised of new purchases of machinery and equipment used in manufacturing.

In April 1997, the Company completed an offering of two million shares of its common stock which as of April 30, 1997, generated net cash proceeds to the Company of $26.1 million. The proceeds were used to pay down long term debt associated with the Company's revolving credit facility. In addition, the Company has paid all dividends owed to Commercial Intertech which arose as part of its recent Spin-off.

Other selected financial data is as follows:
(amounts in thousands)

                                                     April 30,     October 31,
                                                       1997           1996
                                                      -------        -------
Long term debt                                        $10,137        $33,772
Stockholders' equity                                   72,977         43,148
Ratio of long term debt to total capitalization            12%            44%

The Company manages its worldwide cash requirements with consideration of the cost effectiveness of the available funds from the many subsidiaries through which it conducts its business. Management believes that its existing cash position and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a)   The Corporation held its annual meeting of Stockholders on March 27, 1997.

(b) The following individuals were nominated and elected to serve a term of three years as directors:

            Mr. Joel B. Alvord
            Dr. Charles L. Cooney
            Mr. John M. Galvin.

(c)   The stockholders voted on the following matters:

      1.    Election of Directors - the voting result for each nominee was:

            Name                             Votes For          Votes Withheld   Broker Nonvotes        Not Voted
            ----                             ---------          --------------   ---------------        ---------
            Mr. Joel B. Alvord               12,041,008             80,593            40,300            1,654,798
            Dr. Charles L. Cooney            12,071,496             50,405            40,000            1,654,798
            Mr. John M. Galvin               11,838,548            283,353            40,000            1,654,798

      2. A management proposal to approve the CUNO Incorporated 1996 Stock Incentive Plan was approved by a count of 9,517,828 votes for, 1,600,898 votes against, 246,621 votes abstaining, 796,554 Broker Nonvotes and 1,654,798 not voted.

      3. A proposal for the appointment of Ernst & Young LLP as independent auditors was approved by a count of 12,050,600 votes for, 43,365 votes against, 27,936 votes abstaining, 40,000 Broker Nonvotes and 1,654,798 not voted.


Item 6. Exhibits and Reports on Form 8-K


Exhibit 27 - Financial Data Schedule (submitted electronically herewith)


(b)   Reports on Form 8-K


No reports were filed on Form 8-K during the quarter for which this 10-Q is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CUNO INCORPORATED



Date      6/6/1997                     By /s/ RONALD C. DRABIK
     ---------------------                -----------------------
                                              Ronald C. Drabik
                                              Senior Vice President and
                                              Chief Financial Officer