Form 10-Q
period 1997-07-31
CUNO INC
filed 1997-09-08
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended July 31, 1997    Commission file number 000-21109


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

Common Stock, .001 Par Value -- 15,999,932 shares as of August 31, 1997.

                                CUNO INCORPORATED

                                                                                                 Page
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Statements of Consolidated  Income -- Three months ended July 31, 1997 and 1996            1

         Statements of Consolidated Income -- Nine months ended July 31, 1997 and 1996              2

         Consolidated Balance Sheets -- July 31, 1997 and October 31, 1996                          3

         Statements of Consolidated Cash Flows -- Nine months ended July 31, 1997 and 1996          4

         Notes to Unaudited Condensed Consolidated Financial Statements                             5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                 6


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K                                                           9


Signatures                                                                                         10

      CUNO INCORPORATED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
 (dollars in thousands, except share amounts)



                                                         THREE MONTHS ENDED
                                                              JULY 31,
                                                        1997             1996
                                                    ------------     ------------
Net sales                                           $     48,135     $     48,542
Less costs and expenses:
    Cost of products sold                                 27,440           27,746
    Selling, general and administrative expenses          15,227           14,668
    Distribution and other nonrecurring costs                 --            2,876
                                                    ------------     ------------
                                                          42,667           45,290
                                                    ------------     ------------

Operating income                                           5,468            3,252

Nonoperating income (expense):
    Interest income                                           28               39
    Interest expense                                        (203)            (101)
    Exchange (losses)                                         (7)             (80)
    Gain on sale of assets                                    31                5
    Other                                                    (62)             (86)
                                                    ------------     ------------
                                                            (213)            (223)
                                                    ------------     ------------

Income before income taxes                                 5,255            3,029

Provision for income taxes                                 1,752            2,399

                                                    ------------     ------------
Net income                                          $      3,503     $        630
                                                    ============     ============


Net income per common share                         $       0.22     $       0.05

Weighted average common shares
outstanding                                           15,947,363       13,565,922


See notes to unaudited condensed consolidated financial statements.

      CUNO INCORPORATED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
 (dollars in thousands, except share amounts)



                                                          NINE MONTHS ENDED
                                                              JULY 31,
                                                        1997             1996
                                                    ------------     ------------
Net sales                                           $    139,357     $    134,636
Less costs and expenses:
    Cost of products sold                                 79,139           79,632
    Selling, general and administrative expenses          45,283           41,252
    Distribution and other nonrecurring costs                 --            2,876
                                                    ------------     ------------
                                                         124,422          123,760
                                                    ------------     ------------

Operating income                                          14,935           10,876

Nonoperating income (expense):
    Interest income                                           94               95
    Interest expense                                      (1,348)            (300)
    Exchange gains (losses)                                   15             (102)
    Gain on sale of assets                                    25              121
    Other                                                   (101)            (180)
                                                    ------------     ------------
                                                          (1,315)            (366)
                                                    ------------     ------------

Income before income taxes                                13,620           10,510

Provision for income taxes                                 4,762            4,778

                                                    ------------     ------------
Net income                                          $      8,858     $      5,732
                                                    ============     ============


Net income per common share                         $       0.61     $       0.42

Weighted average common shares
outstanding                                           14,535,773       13,565,922



See notes to unaudited condensed consolidated financial statements.

         CUNO INCORPORATED AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
        (in thousands, except share amounts)

                                                                     JULY 31,    OCTOBER 31,
                                                                       1997          1996
                                                                    ---------    -----------
ASSETS
Current assets
    Cash and cash equivalents                                       $   3,669     $   5,244
    Accounts and notes receivable (less allowances for
      doubtful accounts of $1,449 and $1,133, respectively)            42,145        36,944
    Inventories                                                        21,926        19,149
    Deferred income taxes                                               5,291         5,333
    Prepaid expenses and other current assets                           2,978         1,965
                                                                    ---------     ---------
        Total current assets                                           76,009        68,635

Noncurrent assets
    Intangible assets, net                                             18,293        19,695
    Pension assets                                                      1,155         1,174
    Other noncurrent assets                                               492         1,051
    Property, plant and equipment, net                                 47,287        48,201
                                                                    ---------     ---------
        Total assets                                                $ 143,236     $ 138,756
                                                                    =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                      $  16,450     $  10,690
    Accounts payable                                                   14,564        12,719
    Accrued payrolls and related taxes                                  7,917         9,084
    Accrued expenses                                                    5,789         5,393
    Accrued income taxes                                                2,285         1,360
    Current portion of long-term debt                                     927           962
    Dividends payable to related party                                     --         4,612
    Payable to related party                                            1,064        10,184
                                                                    ---------     ---------
        Total current liabilities                                      48,996        55,004
Noncurrent liabilities
    Long-term debt                                                      9,284        33,772
    Deferred income taxes                                               3,292         3,670
    Retirement benefits                                                 3,482         3,162
                                                                    ---------     ---------
        Total noncurrent liabilities                                   16,058        40,604
Stockholders' equity
    Preferred stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued and outstanding                       --            --
    Common Stock, $.001 par value; 50,000,000 shares
        authorized, 15,999,932 and 13,774,568 shares outstanding           16            14
    Additional paid-in-capital                                         35,593         6,736
    Retained earnings                                                  42,494        33,636
    Unearned compensation                                              (2,951)       (3,448)
    Minimum pension liability adjustment                                 (811)         (811)
    Translation adjustments                                             3,841         7,021
                                                                    ---------     ---------
        Total stockholders' equity                                     78,182        43,148
                                                                    ---------     ---------
        Total liabilities and stockholders' equity                  $ 143,236     $ 138,756
                                                                    =========     =========


See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(dollars in thousands)




                                                                  NINE MONTHS ENDED
                                                                      JULY 31,
                                                                  1997         1996
                                                                --------     --------
OPERATING ACTIVITIES
   Net income                                                   $  8,858     $  5,732
   Adjustments to reconcile net income to net cash
   (used for) provided by operating activities:
      Depreciation and amortization                                5,417        5,632
      (Gain) on sale of property, plant and equipment                (25)        (121)
      Compensation recognized under employee stock plans           1,121           --
      Pension costs in excess of funding                             497          905
      Deferred income taxes                                         (493)         (87)
Changes in operating assets and liabilities:
      Accounts receivable                                         (6,700)      (7,527)
      Inventories                                                 (3,831)       4,040
      Prepaid expenses and other current assets                     (757)         181
      Payables to related party                                   (9,343)      (9,149)
      Accounts payable and accrued expenses                        1,541        5,121
      Accrued income taxes                                           839         (856)
                                                                --------     --------
Net cash (used for) provided by operating activities              (2,876)       3,871

INVESTING ACTIVITIES
      Proceeds from sale of property, plant and equipment            143           41
      Capital expenditures                                        (4,832)      (4,699)
                                                                --------     --------
Net cash (used for) investing activities                          (4,689)      (4,658)

FINANCING ACTIVITIES
      Proceeds from long-term debt                                11,200           --
      Principal payments on long-term debt                       (35,587)        (521)
      Net borrowings under bank loan agreements                    6,851        1,228
      Proceeds from issuance of common stock                      28,103           --
      Dividends paid to related party                             (4,515)      (1,268)
      Proceeds from stock options exercised                           20           --
      Conversion of other assets                                      --         (615)
                                                                --------     --------
Net cash provided by (used for) financing activities               6,072       (1,176)

Effect of exchange rate changes on cash and cash equivalents         (82)         (95)
                                                                --------     --------
Net change in cash and cash equivalents                           (1,575)      (2,058)
Cash and cash equivalents -- beginning of period                   5,244        6,740
                                                                --------     --------
Cash and cash equivalents -- end of period                      $  3,669     $  4,682
                                                                ========     ========



See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 1997

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

Note B - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in CUNO Incorporated's Form 10-K for the year ended October 31, 1996.

         Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

         In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Company will adopt this standard, as required, in the first quarter of its fiscal 1998 year. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Had this standard been adopted in fiscal 1997, the Company would have reported basic earnings per share of $0.61 for the nine months ended July 31, 1997 and $0.22 for the three months ended July 31, 1997. The impact of adopting Statement 128 is not expected to have a material impact on the Company's reported earnings per share.

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

Note D - Inventories

         Inventories consist of the following:

                                                       July 31,         October 31,
                                                         1997              1996
                                                       --------         -----------
                  Raw materials                        $ 2,735           $ 2,817
                  Work-in-process                        7,794             6,503
                  Finished goods                        11,397             9,829
                                                       -------           -------

                                                       $21,926           $19,149
                                                       =======           =======

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

Note E - Equity Offering

         In May 1997, the Company completed an equity offering of approximately
         2.2 million shares of common stock. Proceeds to the Company, net of related costs of the offering, totaled $28.1 million. The proceeds were used to retire indebtedness and for working capital and general corporate purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JULY 31, 1997 VS THREE MONTH PERIOD ENDED JULY 31, 1996

Net Sales. The Company recorded net sales of $48.1 million in the third quarter of fiscal 1997 representing a (0.8%) decrease over 1996's third quarter sales of $48.5 million. The strengthening U.S. dollar had a significant effect on overseas results when translated from local currency into U.S. dollars. Had currency values been unchanged from the third quarter of fiscal 1996, sales for the third quarter of fiscal 1997 would have been $2.0 million higher, or 3.2% greater overall than the same period in fiscal 1996.

         Sales from overseas operations were down $0.6 million or 2.4%, but increased 5.6% when compared in constant valued U.S. dollars. Local currency sales in Australia, Asia and Japan all experienced double-digit increases in the third quarter of 1997.

Gross Profit. Gross profit decreased $0.1 million in the third quarter of fiscal
         1997 as compared to the same period in fiscal 1996. The percentage of gross profit to sales improved from 42.8% to 43.0% over those same periods. An improvement in the mix of sales in the U.S. provided much of the gain as the Company continues to expand its sales into the health care market, as well as introduce new products. Additionally, several of the Company's manufacturing operations, most notably the facility devoted to potable water products in the U.S. and the Calais, France operation, have demonstrated improved operating efficiency.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.6 million, or 3.8%, to $15.2 million in the third quarter of fiscal 1997 from $14.7 million for the same period of 1996. Much of the increase in operating expenses in the third quarter of 1997 relate to the expansion of selling resources.

Operating Income. Operating income of $5.5 million in the third quarter of fiscal 1997 represented a 68.1% improvement over the same period of fiscal 1996. The operating margin of 11.4% compares favorably to 6.7% for the same period in 1996. During the third quarter of 1996, the Company incurred $2.9 million in distribution and other non-recurring costs associated with the Spin-off. After adjusting for those unusual expenses, the operating profit for the third quarter of 1996 was $6.1 million and the operating margin 12.6%.

Interest Expense. Interest expense increased to $0.2 million in the third quarter of 1997 from $0.1 million in the third quarter of fiscal 1996. The increase in interest expense primarily resulted from the $30.0 million of debt incurred by the Company in conjunction with the Spin-off. See "Financial Position and Liquidity".

Income Taxes. The Company's effective income tax rate for the third quarter of 1997 was 33.3% as compared to 79.2% during the third quarter of 1996. The decrease reflects certain distribution and other nonrecurring costs related to the spin-off incurred in the third quarter of 1996 which were not considered deductible. No such nonrecurring costs were expensed in 1997.

NINE MONTH PERIOD ENDED JULY 31, 1997 VS NINE MONTH PERIOD ENDED JULY 31, 1996

Net Sales. Net sales increased 3.5% during the first nine months of fiscal 1997 as compared to the same period in fiscal 1996, to $139.4 million from $134.6 million. The effects of changes in the value of foreign currency as expressed in U.S. dollars reduced overall sales in the first nine months of 1997 by $4.9 million. Had changes in foreign currency value not occurred, sales would have increased by 7.1% over the prior period.

         Sales in the U.S. increased 8.2% in the first nine months of fiscal 1997, with the majority of that increase derived from sales in the health care market. Overseas sales, after adjusting for the unfavorable impact of currency, increased 6.2% during the first nine months of fiscal 1997 as compared to the same period in fiscal 1996.

Gross profit. For the first nine months of 1997, the Company recorded a gross profit margin of 43.2% as compared to 40.9% for the same period in fiscal 1996. Most of the gain stems from an improved mix of sales in the U.S., reflecting increased sales into the health care market as well as increased operating efficiency in manufacturing. Gross margins have also improved in certain overseas locations, most notably Europe. Much of the gain in Europe relates to improved product mix and enhanced operating efficiency.

Selling, General and Administrative Expenses. In the first nine months of fiscal
         1997, selling, general and administrative expenses increased 9.8% to $45.3 million from $41.3 million for the same period in fiscal 1996. Additionally, the expenses expressed as a percentage of sales increased to 32.5% in 1997 from 30.6% in 1996. The majority of the increase stems from a continued expansion of resources in selling, engineering and research and development.

Operating Income. Operating income increased $4.1 million to $14.9 million during the first nine months of fiscal 1997 as compared to the same period of fiscal 1996. This represented a 37.3% improvement. Excluding $2.9 million in distribution and other non-recurring expenses discussed above from 1996's results, operating income for the first nine months of 1997 is 8.6% greater than the same period of 1996, and the 1997 year to date operating margin of 10.7% compares favorably to 10.2% a year earlier.

Interest Expense. Interest expense increased to $1.3 million in the nine month period of 1997 from $0.3 million in the nine month period of 1996. The increase in interest expense primarily resulted from the $30.0 million of debt incurred by the Company in conjunction with the Spin-off. See "Financial Position and Liquidity".

Income Taxes. The Company's effective income tax rate for the nine month period of 1997 was 35.0% as compared to 45.5% during the comparable period of 1996. The decrease reflects certain distribution and other nonrecurring costs related to the spin-off incurred in the third quarter of 1996 which were not considered deductible. No such nonrecurring costs were expensed in 1997.

FINANCIAL POSITION AND LIQUIDITY

The Company assesses its liquidity in terms of its ability to generate cash to fund operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels and adequate bank financing options.

Set forth below is selected key cash flow data:
(in thousands of dollars)

                                                              Nine months ended
                                                                   July 31,
                                                             1997            1996
                                                           --------        --------
OPERATING ACTIVITIES:
Net cash provided by net income before depreciation,
   amortization and noncash compensation                   $ 15,396        $ 11,364
Inventories                                                  (3,831)          4,040
Payables to related party                                    (9,343)         (9,149)

INVESTING ACTIVITIES:
Capital expenditures                                         (4,832)         (4,699)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                       28,103               0
Net decrease in long term debt                              (24,387)           (521)
Dividends paid to related party                              (4,515)         (1,268)

Inventories increased $3.8 million during the first nine months of 1997 due to a general growth in worldwide sales and increased volume associated with recent new product introductions. Related party payments to Commercial Intertech amounted to $9.3 million during the first nine months of 1997. Such payments relate to services provided under the Distribution and Interim Services Agreement established by Commercial Intertech and CUNO to ensure the availability of services to CUNO by Commercial Intertech during CUNO's first fiscal year of independence. The increase in net cash provided by net income before depreciation, amortization and noncash compensation of 35.5% for the first nine months of 1997 over the comparable period in 1996 reflects the Company's increased sales volume, improved gross profit margin and reduced effective income tax rate.

Capital expenditures amounted to $4.8 million for the nine months ended July 31, 1997 which is primarily comprised of new purchases of machinery and equipment used in manufacturing.

The Company completed an offering of approximately 2.2 million shares of its common stock which generated net cash proceeds to the Company of $28.1 million. The proceeds were used to pay down long term debt associated with the Company's revolving credit facility. In addition, the Company has paid all dividends owed to Commercial Intertech which arose as part of its recent Spin-off.

Other selected financial data is as follows:
(amounts in thousands)

                                                         July 31,      October 31,
                                                           1997           1996
                                                           ----           ----
Long term debt                                           $ 9,284        $33,772
Stockholders' equity                                      78,182         43,148
Ratio of long term debt to total capitalization               11%            44%

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



                                             CUNO INCORPORATED



Date  September 5, 1997                      By /s/ Ronald C. Drabik
    --------------------------                  -----------------------------
                                                    Ronald C. Drabik
                                                    Senior Vice President and
                                                    Chief Financial Officer