Form 10-K
period 1997-10-31
CUNO INC
filed 1998-01-28
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 1997

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

                                 (203) 237-5541
              (Registrant's telephone number, including area code)

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

Yes  X    No
    ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 31, 1997, 16,129,025 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price on that date) was approximately $245,968,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K.

     Notice of Annual Meeting of Shareholders March 26, 1998 and Proxy Statement filed January 23, 1998.

          Part III, Items 10-13

          Part IV, Item 14

     Annual Report to Shareholders, Part IV, Item 14

     The exhibit index is located on pages 14-15.

                                     Part I

ITEM 1.     BUSINESS

(a)  General development of business:

BACKGROUND

      On July 11, 1996, Commercial Intertech Corp. ("Commercial Intertech") initiated a plan to separate its Fluid Purification group subsidiaries and divisions (the "Company" or "CUNO") from the rest of Commercial Intertech's businesses in a tax-free transaction, subject to regulatory approval. The following companies and divisions made up the Fluid Purification group companies
- CUNO Incorporated, USA; CUNO Pacific Pty., Ltd., Australia; Commercial Intertech do Brazil, Ltda., Brazil; CUNO Europe S.A., France; CUNO KK, Japan; CUNO Filtration Asia Pte. Ltd., Singapore; and divisions located in England, Germany and Italy.

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

BUSINESS

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

      In mid-1994, the Company realigned its business to accelerate net sales growth and improve operating margins. A new senior management team developed and implemented the following initiatives, which are key elements of its ongoing growth strategy: (i) develop new products for specific markets, (ii) decrease product development cycle times, (iii) develop pre/final filter systems, (iv) increase customer focus, (v) improve operating efficiencies and (vi) pursue selective acquisitions. Due principally to these initiatives, net sales, before adjusting for foreign currency fluctuations, increased from $143 million to $187 million, a 31 percent increase from fiscal year 1994 to fiscal year 1997.

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

      The Company's major markets are healthcare, fluid processing and potable water.

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

      The health care market customers include pharmaceutical and biotechnology companies which require cost-efficient filtration and high levels of purity for production of sterile, contaminate free drugs, as well as producers of diagnostic test kits which require highly efficacious membranes. In addition, applications include the production of bacteria-free water and food and beverage products. Sales to the health care market totaled $56,812,000, $47,912,000, and $39,938,000 in 1997, 1996 and 1995, respectively.

Fluid Processing

      Major customers in the fluid processing market include chemical, petrochemical and oil and gas processors, manufacturers of paints and resins, producers of electronics and semi-conductors, and power generation facilities. As sophisticated manufacturing processes increase and as the adoption of practices focused on quality increase, the Company believes the demand for filtration products will also increase. In part, this trend is driven by the enhanced ability to detect contaminants in process streams. As automation increases, focus on quality control increases, and as the ability to detect contaminants progresses, fluid filtration will play a greater role in the manufacturing process.

      A significant segment of the Company's fluid processing market is electronics manufacturing. Ultra pure water is used to rinse the components during manufacturing in order to ensure that the product is particle free with no residual contamination. The industry uses corrosive, high purity chemicals and gases for the manufacture of computer chips, hard disks, video terminals and other components. All of the chemicals and gases used are processed through very fine filtration systems. The expanding demand for electronic products and the wider use of computer chips is fueling industry growth. Sales to the fluid processing market totaled $80,307,000, $81,839,000 and $77,528,000 in 1997, 1996 and 1995, respectively.

Potable Water

      The potable water market includes residential, commercial and food service customers. According to industry data, it is estimated that 1.0 billion people in the world do not have safe drinking water. Demand is driven both by consumers' desire to improve the taste and quality of their drinking water and by the expanded concern of regulatory agencies. The sharpest growth in this market may occur in Asia/Pacific Rim and South American countries where the quality of drinking water has been found to be severely deficient in several regions. Water safety concerns have driven the growth of the consumer bottled water market to over $2 billion in the United States, as well as the growth in the water filtration market.

      The food service industry has an increasing need for consistent global product quality. Food service includes water used for fountain beverages, steam ovens, coffee and tea. Specifically, restaurants have become increasingly aware of the need for water filtration and control of the taste and quality of the water used in their businesses. Sales to the potable water market totaled $50,359,000, $49,317,000 and $45,233,000 in 1997, 1996 and 1995, respectively.

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

      Decrease Product Development Cycle Times. The Company has decreased its product development cycle times from an average of four to five years to approximately 18 to 24 months. This improvement has occurred through increased market focus, collaboration with leading-edge customers through S.A.S.S. teams and the formation of cross-functional product launch teams. The Company believes it can continue to shorten product development cycle times through these same methods.

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

      Increased Customer Focus. The Company has traditionally sold to the distributor, who in turn sells to the end user. The Company's current goal is to provide unmatched customer service to its end-user customers, while providing resources to its distributors. In many cases the customer is unable to define its filtration needs accurately and seeks outside resources to identify and choose the best filtration alternative. The Company's S.A.S.S. professionals meet this need. Management has been training and focusing distributors on specific market segments and providing additional sales and marketing support. This enables distributors to provide customers with superior industry expertise and company-specific product knowledge.

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

      The Company's products include those sold under the following labels:
Zetapor (R), Microfluor (R), PolyPro(R), ZetaBind(R), Electropor(TM), BevASSURE(TM), MaxMedia(TM), Synchro(R), Acro(R), and AC/PH Lithowater(R).

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

      The Company's depth filter products include those sold under the following labels: Zeta Plus(R), Betafine(R), Micro-Klean(R) II, Beta-Klean(R), Betapure(R), PolyPro-Klean(R), BioCap(R), Micro-Wynd(R) II, and Petro-Klean(TM).

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

      Specialized designs include sanitary, electropolished and coated finishes for chemical resistance and ease of sterilization, sanitization or cleaning. The Company supplies a broad range of standard housings manufactured from type 316 stainless steel in sanitary, polished and electropolished finishes for enhancing pharmaceutical and electronic applications. Finish specifications can be measured in terms of Roughness Average (Ra) with average variations in surface finish measured in microns down to 0.45 micron, the size of small bacteria.

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

Backlog

      The Company's backlog on October 31, 1997 was $13.8 million as compared to $15.3 million the previous year. Due to the relatively short manufacturing cycle and the Company's use of wholesale distributors as well as general industry practice, backlog, which typically represents approximately 30 days of shipments, is not deemed to be significant. A substantial portion of the Company's revenues result from orders booked and billed in the same month.

Competition

      The markets in which the Company competes are highly competitive. The Company competes with many domestic and international filtration companies in its global markets including some which are larger and which possess greater resources. No one company has a significant presence in all the Company's markets. The principal methods of competition are product specifications, performance, quality, knowledge, reputation, technology, distribution capabilities, service and price. Some of the Company's other competitors are multi-line companies with other principal sources of income, some of which have substantially greater resources than the Company; many others are local product assemblers or service companies that purchase components and supplies such as valves and tanks from more specialized manufacturers than the Company. Through its S.A.S.S. teams, the Company has developed many products by collaborating with its customers throughout the design and development process. The Company believes that these relationships provide it with a competitive advantage over other manufacturers.

Research and Development and Product Development

      The Company's research and development and engineering activities are conducted in its own laboratories, supplemented by on-site development and application of custom design and other technical skills. The Company's research, development and engineering expenditures, which consisted mainly of the development of new products, product applications and manufacturing processes for fiscal year 1997, 1996, and 1995 were approximately $10.5 million, $9.9 million and $8.3 million, respectively, and 5.6 percent, 5.5 percent, and 5.1 percent of net sales, respectively. The Company also incurs additional internal costs relating to its sales and service personnel for product development.

Manufacturing

      The Company's manufacturing is largely vertically integrated, using unique, proprietary and patented processes, with many of the major components of its filtration units manufactured and assembled in its own plants. The Company has begun to outsource some portfolios of its manufacturing processes, such as certain segments of metal housing manufacturing. The Company believes that it generally has sufficient manufacturing capacity for the foreseeable future. The Company has developed a new, more efficient membrane manufacturing process which the Company believes provides a competitive advantage through the production of superior products at lower costs. All of the Company's manufacturing facilities are ISO 9002 certified.

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

      The Company's agreements with its United States distributors are usually for a period of two years. Such agreements usually assign an exclusive territory, prohibit distributors from carrying competing products, require that distributors share market and customer related information other than pricing with the Company, and require distributors to carry an adequate stock of its products. The Company does not believe that the loss of any one of its distributors would have a significant adverse effect on the Company. The Company's top ten distributors accounted for approximately 25 percent of its total sales in fiscal year 1997.

      The Company believes that no end-user of any of its products accounts for more than ten percent of sales. As of October 31, 1997, the Company employed over 270 people as sales people. Of such employees, approximately 180 are located overseas.

Trademarks and Patents

      Trademarks and brand name recognition are important to the Company. The Company generally owns the trademarks under which its products are marketed. The Company has registered its trademarks and will continue to do so as they are developed or acquired. The Company has over 300 registered trademarks throughout the world.

      The Company has over 200 active patents throughout the world and at least 40 patent applications pending worldwide. The Company additionally relies on proprietary, non-patented technologies to a certain extent. Certain of the Company's employees sign non-disclosure and assignment of proprietary rights agreements.

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

Employees

      At October 31, 1997, the Company employed over 1,300 people worldwide (exclusive of employees of independent distributors), with over 750 employees in the United States and approximately 550 employees in other countries.

(d) Financial information about foreign and domestic operations and export sales.

      See Note 9 to the financial statements on page 44 of the 1997 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 2. PROPERTIES

      The Company's world headquarters is located in Meriden, Connecticut. This facility also contains its primary manufacturing and assembly plant. The following table sets forth the location and approximate size of the Company's principal properties and facilities, most of which are owned by the Company.

                                                                     Approximate
                                                                   Facility Size
             Location                                                  (Sq. Ft.)
             --------                                                  ---------
        Meriden, Connecticut ................................            189,000
        Enfield, Connecticut ................................            120,000
        Stafford Springs, Connecticut .......................            165,000
        Kita-Ibaragi, Japan .................................             40,000
        Mairinque, Brazil ...................................             65,000
        Calais, France ......................................             50,000
        Mazeres, France .....................................             40,000
        Sydney, Australia * .................................            290,000
        Singapore** .........................................             18,546


       *  40 percent of this facility is sublet to an unrelated third party.

       ** Leased facility.


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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding executive officers of the Registrant is presented in
Part III below and incorporated herein by reference.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS


The portion of the 1997 Annual Report to Stockholders appearing on page 3 under the heading "Market Price Information" is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The financial data on page 49 of the 1997 Annual Report to Stockholders, captioned "Summary of Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 1997-1995



The following portions of the 1997 Annual Report to Stockholders are incorporated herein by reference:

(a) All of the material on pages 23 - 28 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and report of independent auditors included on pages 29 - 48 of the Annual Report to Stockholders for the fiscal year ended October 31, 1997 are incorporated herein by reference.

Quarterly Results of Operations on page 47 of the 1997 Annual Report to Stockholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement filed January 23, 1998, which information is incorporated by reference herein.

      The principal executive officers of the Company and their recent business experience are as follows:

          Name                                Office Held                    Age
          ----                                -----------                    ---
Paul J. Powers ............            Chairman of the Board of              62
                                       Directors

Mark G. Kachur ............            President and Chief                   54
                                       Executive Officer

Michael H. Croft ..........            Senior Vice President                 53
                                       and President of the
                                       Consumer Filter Products
                                       Group

Ronald C. Drabik ..........            Senior Vice President,                51
                                       Chief Financial Officer,
                                       Assistant Secretary and
                                       Treasurer

Timothy B. Carney .........            Vice President,                       45
                                       Controller and Assistant
                                       Secretary

John A. Tomich ............            Counsel and Secretary                 40


      None of the officers are related and they are elected from year to year or until their successors are duly elected and qualified.

      Paul J. Powers. Mr. Powers is the Chairman of the Board of Directors. Since the Spin-off in September 1996 thru November 1997, Mr. Powers was the Chief Executive Officer of the Company. He has also been a director of the Company and Commercial Intertech since 1984, President and Chief Operating Officer of Commercial Intertech since 1984 and Chief Executive Officer of Commercial Intertech since 1987. He holds a bachelor's degree in Economics from Merrimack College and a master's degree in Business Administration from George Washington University. Mr. Powers is also a director of Ohio Edison Company, Global Marine, Inc. and Twin Disc, Inc.

      Mark G. Kachur. Mr. Kachur is the President and, effective December 1997, Chief Executive Officer of the Company. Mr. Kachur has been a director of the Company since July 1996. Since joining the Company in 1994, Mr. Kachur has been a Senior Vice President of Commercial Intertech and President and Chief Operating Officer of the Company. From 1992 until 1994, he was President and CEO of Biotage, Inc., from 1971 to 1991, he was with Pall Corporation, the last seven years as a Group Vice President. He holds a bachelor of science degree in Mechanical Engineering from Purdue University and a master's degree in Business Administration from the University of Hartford.

      Michael H. Croft. Mr. Croft is a Senior Vice President of the Company, and effective December 1997, the President of the Consumer Filter Products Group. From 1993 through 1996 Mr. Croft was President - U.S. Operations of the Company. From 1984 until 1993 he was with CUNO Pacific Rim operations serving as Managing Director of CUNO Pacific, CUNO Asia with oversight of CUNO K.K. (Japan). He holds a bachelor's degree in Engineering (Chemistry) from The University of Sydney and a Certificate in Marketing from the University of New South Wales.

      Ronald C. Drabik. Mr. Drabik is the Senior Vice President, Chief Financial Officer, Assistant Secretary and Treasurer of the Company. From July 1996 until joining the Company, he was a Vice-President of Commercial Intertech. From 1995 until 1996, he was Vice President of Acme-Cleveland Corporation, a manufacturer of telecommunication and other products. From 1993 until 1995, he was with Met-Coil Systems Corp., a machine tool builder, for which he served at various times as President, Executive Vice President, Senior Vice President and Chief Financial Officer. From 1989 until 1992, he was Vice President of Finance and Chief Financial Officer of RB&W Corporation, a manufacturer/distributor of engineered fasteners. He holds a bachelor of arts degree from Baldwin-Wallace College.

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

ITEM 11. EXECUTIVE COMPENSATION

      Reference is made to the information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement filed January 23, 1998, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is made to the information contained under the captions "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement filed January 23, 1998, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is made to the information contained under the caption "Compensation of the Board of Directors" in the Company's definitive Proxy Statement filed January 23, 1998, which information is incorporated herein by reference.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) DOCUMENTS FILED AS PART OF THIS REPORT:

(1) The following consolidated financial statements of CUNO Incorporated included in its 1997 Annual Report to Shareholders are incorporated by reference in Item 8:


                                                                    Page Number
                                                                  In This Report
                                                                  --------------
        Consolidated Statements of Income -
          Years ended October 31, 1997,
          1996, and 1995 .................................               29
        Consolidated Balance Sheets as of
          October 31, 1997 and 1996 ......................            30-31
        Consolidated Statements of Stockholders'
          Equity - Years ended October 31,
          1997, 1996, and 1995 ...........................               32
        Consolidated Statements of Cash Flows -
          Years ended October 31, 1997, 1996, and 1995 ...               33

        Notes to Consolidated Financial Statements .......            34-47

              (2) The following financial statement
                  schedule of CUNO Incorporated
                  is included in Item 14 (d):

                  Schedule II Valuation and Qualifying
                  Accounts ...............................              S-1

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


              (3) Exhibits

          *3.1  -- Articles of Incorporation Filed as of April 17, 1992
                   Incorporated by reference to Exhibit 3.1 to the Company's Form 10 (as filed with Amendment No. 2 thereto dated August 20, 1996).

          10       -- Material Contracts

          *10.4 Form of Distribution and Interim Services Agreement by and between CUNO Incorporated and Commercial Intertech Corp.

          *10.5 Form of Tax Sharing Agreement by and between CUNO Incorporated and Commercial Intertech Corp.

          *10.6 Form of Employee Benefits and Compensation Allocation Agreement by and between CUNO Incorporated and Commercial Intertech Corp.

          10.7 Employment Agreement - Mark G. Kachur dated December 3, 1993*, as amended December 1, 1997.

          **10.8 Termination and Change of Control Agreement - Paul J. Powers dated October 1, 1996

          **10.9 Termination and Change of Control Agreement - Mark G. Kachur dated October 1, 1996

          **10.10 Termination and Change of Control Agreement - Michael H. Croft dated October 1, 1996

          **10.11 Termination and Change of Control Agreement - Ronald C. Drabik dated October 1, 1996

          10.12 Termination and Change of Control Agreement - Timothy B. Carney dated October 1, 1996**, as amended October 31, 1997.

          **10.13 Termination and Change of Control Agreement - John A. Tomich dated October 1, 1996

          ***10.14 Credit Agreement dated October 1, 1996 between CUNO
                   Incorporated and Mellon Bank, N.A.

          ***10.15 CUNO Incorporated Executive Management Incentive Plan

          ***10.16 CUNO Incorporated Management Incentive Plan

          10.17    CUNO Incorporated Savings and Retirement Plan

          10.18    Employment Agreement - Paul J. Powers dated December 1, 1997.

          13     - Certain sections of the Annual Report to Shareholders for the year ended October 31, 1997.

          21     - Subsidiaries of the registrant

          23     - Consent of Independent Auditors

          27     - Financial Data Schedule

------------------------------

      * Incorporated by reference to the Registrant's Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on July 29, 1996.

      ** Incorporated by reference to the registrant's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on January 23, 1997.

      *** Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 27, 1997.



            (b) There were no reports on Form 8-K for the quarter ended October 31, 1997.

      Additional information relating to management contracts and renumerative plans is contained in Note 10- Stock Options and Awards of the Notes to Consolidated Financial Statements on pages 45-46.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CUNO Incorporated

Date:  January 28, 1998



/s/ Mark G. Kachur                                 /s/ Ronald C. Drabik
---------------------------                        -----------------------------
    Mark G. Kachur                                     Ronald C. Drabik
    President and                                      Senior Vice President and
    Chief Executive Officer                            Chief Financial Officer,
                                                       Assistant Secretary and
                                                       Treasurer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.


Name                                 Title                      Date
----                                 -----                      ----
Joel B. Alvord*                      Director                   January 28, 1998

Charles L. Cooney, Ph.D.*            Director                   January 28, 1998

Norbert A. Florek*                   Director                   January 28, 1998

John A. Galvin*                      Director                   January 28, 1998

Mark G. Kachur*                      Director                   January 28, 1998

Gerald C. McDonough*                 Director                   January 28, 1998

C. Edward Midgley*                   Director                   January 28, 1998

Paul J. Powers*                      Chairman                   January 28, 1998

David L. Swift*                      Director                   January 28, 1998



*By:  /s/ Ronald C. Drabik
      ---------------------------------
          Ronald C. Drabik
          Attorney-in-Fact, Pursuant to
          Power of Attorney

                                                                      Exhibit 21


                         SUBSIDIARIES OF THE REGISTRANT

      Listed below, as of October 31, 1997, are the significant subsidiaries of the Company and their jurisdictions of organization. All of such subsidiaries are either directly or indirectly wholly owned by the Company. Other subsidiaries of the Company have been omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

                                             Jurisdiction of
Name of Subsidiary                           Organization
------------------                           ------------

100% Owned
----------
CUNO Europe S.A.                             France
CUNO Pacific, Pty. Ltd.                      Australia
CUNO Filtration Asia Pte. Ltd.               Singapore
CUNO K.K.                                    Japan
CUNO Latina Ltda                             Brazil
CUNO SarL                                    Italy
CUNO GmbH                                    Germany
CUNO Ltd.                                    United Kingdom

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                CUNO INCORPORATED
                   YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

==========================================================================================================================
             COLUMN A                    COLUMN B                    COLUMN C               COLUMN D           COLUMN E
--------------------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS
                                                           ----------------------------
           DESCRIPTION                  BALANCE AT          CHARGED TO     CHARGED TO      DEDUCTIONS       BALANCE AT END
                                        BEGINNING             COSTS      OTHER ACCOUNTS                       OF PERIOD
                                        OF PERIOD          AND EXPENSES    - DESCRIBE
==========================================================================================================================
Year ended October 31, 1997
Deducted from asset accounts:
  Allowance for doubtful accounts
     receivable                         $1,133,453          $  692,542       $    0       $  405,907(A)       $1,420,088
                                        ==========          ==========       ======       =============       ==========


Valuation allowance for deferred
    income tax assets                   $1,061,000          $        0       $    0       $  544,000(C)       $  517,000
                                        ==========          ==========       ======       =============       ==========

Year ended October 31, 1996
Deducted from asset accounts:
  Allowance for doubtful accounts
     receivable                         $1,135,916          $   21,673       $    0       $   24,136(A)       $1,133,453
                                        ==========          ==========       ======       =============       ==========

                                                                                             435,000(B)
Valuation allowance for deferred                                                          =============
  income tax assets                     $1,832,000          $        0       $    0       $  336,000(C)       $1,061,000
                                        ==========          ==========       ======       =============       ==========

Year ended October 31, 1995
Deducted from asset accounts:
  Allowance for doubtful accounts
     receivable                         $  873,259          $  643,310       $    0       $  380,653(A)       $1,135,916
                                        ==========          ==========       ======       =============       ==========

                                                                                             764,000(B)
Valuation allowance for deferred                                                          =============
  income tax assets                     $3,279,000          $        0       $    0       $  683,000(C)       $1,832,000
                                        ==========          ==========       ======       =============       ==========

(A) Uncollectible accounts written off, net of recoveries.

(B) Increase (decrease) in net operating loss carryforwards for the year.

(C) Net operating loss carryforwards utilized.