Form 10-Q
period 1998-01-31
CUNO INC
filed 1998-02-27
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 1998
                                                Commission file number 000-21109


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  .001 Par Value -- 16,129,025 shares as of January 31, 1998.

                                CUNO INCORPORATED

                                                                                                           Page
                                                                                                           ----
Part I.  Financial Information

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income -- Three months ended January 31, 1998 and 1997                   1

         Consolidated Balance Sheets -- January 31, 1998 and October 31, 1997                                2

         Consolidated Statements of Cash Flows -- Three months ended January 31, 1998 and 1997               3

         Notes to Unaudited Condensed Consolidated Financial Statements                                      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                          5


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K                                                                    7


Signatures                                                                                                   8

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                                  THREE MONTHS ENDED
                                                                     JANUARY 31,
                                                              1998                 1997
                                                            --------             --------

Net sales                                                   $ 44,020             $ 44,839
Less costs and expenses:
    Cost of products sold                                     25,057               25,638
    Selling, general and administrative expenses              12,346               12,623
    Research, development and engineering                      2,815                2,651
                                                            --------             --------
                                                              40,218               40,912
                                                            --------             --------

Operating income                                               3,802                3,927

Nonoperating income (expense):
    Interest income                                               33                   36
    Interest expense                                            (213)                (591)
    Exchange gains (losses)                                       94                  (26)
    Other                                                        179                  (42)
                                                            --------             --------
                                                                  93                 (623)
                                                            --------             --------

Income before income taxes                                     3,895                3,304

Provision for income taxes                                     1,362                1,239

                                                            --------             --------
Net income                                                  $  2,533             $  2,065
                                                            ========             ========


Basic earnings per common share                             $   0.16             $   0.15

Diluted earnings per common share                           $   0.16             $   0.15

See notes to unaudited condensed consolidated financial statements.

                                             CUNO INCORPORATED
                                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    (in thousands, except share amounts)

                                                                            JANUARY 31,           OCTOBER 31,
                                                                               1998                  1997
                                                                            ---------             ---------
ASSETS
Current assets
    Cash and cash equivalents                                               $   4,208             $   3,416
    Accounts receivable (less allowances for
      doubtful accounts of $1,497 and $1,420, respectively)                    42,312                43,105
    Inventories                                                                23,329                22,047
    Deferred income taxes                                                       4,902                 5,328
    Prepaid expenses and other current assets                                   3,074                 2,542
                                                                            ---------             ---------
        Total current assets                                                   77,825                76,438

Noncurrent assets
    Deferred income taxes                                                       1,553                 1,612
    Intangible assets, net                                                     18,350                17,923
    Pension assets                                                              1,221                 1,239
    Other noncurrent assets                                                     1,182                   584
    Property, plant and equipment, net                                         48,385                48,529
                                                                            ---------             ---------
        Total assets                                                        $ 148,516             $ 146,325
                                                                            ---------             ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                              $  17,214             $  16,998
    Accounts payable                                                           14,201                14,647
    Accrued payroll and related taxes                                           5,948                 9,801
    Other accrued expenses                                                      6,361                 5,527
    Accrued income taxes                                                        3,245                 2,943
    Current portion of long-term debt                                             858                 1,573
                                                                            ---------             ---------
        Total current liabilities                                              47,827                51,489
Noncurrent liabilities
    Long-term debt, less current portion                                        8,508                 4,779
    Deferred income taxes                                                       3,850                 3,990
    Retirement benefits                                                         4,156                 4,177
                                                                            ---------             ---------
        Total noncurrent liabilities                                           16,514                12,946
Stockholders' equity
    Preferred stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                               --                    --
    Common stock, $.001 par value; 50,000,000 shares authorized,
        16,129,025 and 16,003,694 shares issued and outstanding
        (excluding 3,377 and 3,377 shares in treasury)                             16                    16
    Additional paid-in-capital                                                 38,008                35,741
    Retained earnings                                                          48,254                45,721
    Unearned compensation                                                      (4,071)               (2,646)
    Minimum pension liability                                                  (1,208)               (1,228)
    Foreign currency translation adjustments                                    3,176                 4,286
                                                                            ---------             ---------
        Total stockholders' equity                                             84,175                81,890
                                                                            ---------             ---------
        Total liabilities and stockholders' equity                          $ 148,516             $ 146,325
                                                                            ---------             ---------


See notes to unaudited condensed consolidated financial statements.

                                                     -2-

                                         CUNO INCORPORATED
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (dollars in thousands)


                                                                            THREE MONTHS ENDED
                                                                                JANUARY 31,
                                                                         1998                1997
                                                                        -------             -------
OPERATING ACTIVITIES
   Net income                                                           $ 2,533             $ 2,065
   Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
      Depreciation and amortization                                       1,822               1,779
      Gains on sale of property, plant and equipment                       (303)                 (4)
      Compensation recognized under employee stock plans                    452                 404
      Pension costs in excess of funding                                    321                  --
      Deferred income taxes                                                 229                (228)
      Changes in operating assets and liabilities:
           Accounts receivable                                              121                (465)
           Inventories                                                     (872)             (1,196)
           Prepaid expenses and other current assets                     (1,086)               (604)
           Payables to related party                                         --              (3,149)
           Accounts payable and accrued expenses                         (3,274)             (2,078)
           Accrued income taxes                                             302                 891
                                                                        -------             -------
Net cash provided by (used for) operating activities                        245              (2,585)

INVESTING ACTIVITIES
      Proceeds from sale of property, plant and equipment                   481                  39
      Acquisition of companies, net of cash acquired                     (2,209)                 --
      Capital expenditures                                               (1,777)             (1,001)
                                                                        -------             -------
Net cash used for investing activities                                   (3,505)               (962)

FINANCING ACTIVITIES
      Proceeds from long-term debt                                        3,892               4,000
      Principal payments on long-term debt                                 (754)             (2,049)
      Net borrowings under bank loans                                     1,078               2,371
      Dividends paid to related party                                        --              (2,352)
                                                                        -------             -------
Net cash provided by financing activities                                 4,216               1,970

Effect of exchange rate changes on cash and cash equivalents               (164)                (81)
                                                                        -------             -------
Net change in cash and cash equivalents                                     792              (1,658)
Cash and cash equivalents -- beginning of period                          3,416               5,244
                                                                        -------             -------
Cash and cash equivalents -- end of period                              $ 4,208             $ 3,586
                                                                        -------             -------


See notes to unaudited condensed consolidated financial statements.

                                                -3-

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 1998

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The Company designs, manufactures and markets a comprehensive line of filtration products for the separation, clarification and purification of liquids and gases. The Company's products, which include proprietary depth filters and semi-permeable membrane filters, are sold in the healthcare, fluid processing and potable water markets throughout the world.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in CUNO Incorporated's Form 10-K for the year ended October 31, 1997.

         Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 2 - EARNINGS PER SHARE DATA

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. All earnings per share amounts for all periods have been presented, and where necessary restated, to conform with the Statement 128 requirements.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                   January 31,          January 31,
                                                                      1998                 1997
        NUMERATOR:

                 Net Income                                       $  2,533,000         $  2,065,000
                                                                  ============         ============

        DENOMINATOR:

                 Weighted average shares outstanding                16,057,216           13,809,513
                  Issued but unearned performance shares              (180,155)            (215,500)
                  Issued but unearned restricted shares                (26,581)             (34,582)
                                                                  ------------         ------------
                 DENOMINATOR FOR BASIC EARNINGS
                    PER SHARE                                       15,850,480           13,559,431
                                                                  ============         ============


                 Weighted average shares outstanding                16,057,216           13,809,513
                 Effect of dilutive employee stock options              52,415               51,554
                                                                  ------------         ------------
                 DENOMINATOR FOR DILUTED EARNINGS
                    PER SHARE                                       16,109,631           13,861,067
                                                                  ============         ============

        Basic earnings per share                                  $       0.16         $       0.15
        Diluted earnings per share                                $       0.16         $       0.15

NOTE 3 - INVENTORIES

         Inventories consist of the following:

                                       January 31,    October 31,
                                          1998           1997
                                         -------        -------

                  Raw materials          $ 8,163        $ 8,167
                  Work-in-process          3,785          3,661
                  Finished goods          11,381         10,219
                                         -------        -------

                                         $23,329        $22,047
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JANUARY 31, 1998 VS THREE MONTH PERIOD ENDED JANUARY 31, 1997

NET SALES

         The Company recorded net sales of $44.0 million in the first quarter of fiscal 1998 representing a (1.8) percent decrease over 1997's first quarter sales of $44.8 million. The strengthening U.S. dollar had a significant effect on overseas results when translated from local currency into U.S. dollars. Had currency values been unchanged from the first quarter of fiscal 1997, sales for the first quarter of fiscal 1998 would have been $3.0 million higher, or 4.9 percent greater overall than the same period in fiscal 1997.

         Sales from overseas operations were down $0.6 million or 2.8 percent, but increased 10.7 percent when compared in constant valued U.S. dollars. Local currency sales in Europe, Australia, and Japan increased 20.6 percent, 20.3 percent, and 5.1 percent, respectively.

GROSS PROFIT

         The Company's gross profit decreased $0.2 million in the first quarter of 1998 over the first quarter of 1997. Gross profit as a percentage of net sales improved to 43.1 percent from 42.8 percent. This increase, which was significantly tempered by unfavorable currency rate changes on inventory purchases from the U.S. parent, is the result of the Company's focused attention on sales related to higher margin products and continued efforts at productivity gains and manufacturing cost containment.

OPERATING EXPENSES

         Selling, general and administrative expenses decreased $0.3 million in the first quarter of 1998 over the first quarter of 1997, representing a 2.2 percent decrease. The decrease stems primarily from cost controls especially in administrative areas. Selling and advertising expenses, largely associated with the launch of new products, increased $0.3 million, or 3.8 percent, in the first quarter of 1998. Research, development and engineering expenses increased 6.2 percent in the first quarter of 1998.

OPERATING INCOME

         As a result of the above, operating income was approximately level at $3.8 million or 8.6 percent of sales in the first quarter of 1998 as compared to $3.9 million or 8.8 percent of sales in the first quarter of 1997.

NONOPERATING ACTIVITY

         Interest expense decreased to $0.2 million in the first quarter of 1998 from $0.6 million in the first quarter of fiscal 1997. The decrease in interest expense primarily results from the decrease in debt associated with the Company's public offering of common stock in May, 1997. The proceeds were used to retire indebtedness and for working capital and general corporate purposes. During the first quarter of 1998, the Company sold a tract of land in Australia, which was unrelated to the business, for $0.4 million resulting in a gain of $0.3 million.

INCOME TAXES

         The Company's effective income tax rate for the first quarter of 1998 was 35.0% as compared to 37.5% during the first quarter of 1997. The decrease reflects a change in the mix of income attributed to various countries and their taxing authorities in which the Company does business.

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

Set forth below is selected key cash flow data (in thousands of dollars):

Source/(Use) of funds

                                                             THREE MONTHS ENDED
                                                                JANUARY 31,
                                                           1998             1997
                                                           ----             ----
OPERATING ACTIVITIES:
Net cash provided by net income plus depreciation,
   amortization and noncash compensation                  $ 4,807         $ 4,248
Accounts payable and accrued expenses                      (3,274)         (2,078)
Payables to related party (former parent)                      --          (3,149)

INVESTING ACTIVITIES:
Capital expenditures                                       (1,777)         (1,001)
Acquisition of companies, net of cash acquired             (2,209)             --

FINANCING ACTIVITIES:
Net change in total debt                                    4,216           4,322
Dividends paid to related party                                --          (2,352)

         The net cash provided by net income plus depreciation, amortization and noncash compensation is an important measurement of cash generated from the earnings process before significant noncash charges. The increase in net income plus depreciation, amortization and noncash compensation of 13.2 percent reflects the Company's increased gross profit margin, reduced selling, general and administrative expenses, and improved effective income tax rate. No payments were made to the Company's former parent in the first quarter of 1998 as no significant level of services have been provided subsequent to October 31, 1997.

         Capital expenditures amounted to $1.8 million for the three months ended January 31, 1998 which is primarily comprised of purchases of machinery and equipment and the expansion of manufacturing facilities.

         During the quarter ended January 31, 1998, the Company completed two overseas acquisitions, a distribution business and a product line which were comprised primarily of working capital, for an aggregate purchase price of $2.2 million. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations are included in the Company's consolidated statements of operations from the date of acquisition. These acquisitions would not have materially affected the financial statements of the Company had the results of their operations been included in the Company's financial statements of prior periods.

OTHER MATTERS

NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Statements (SFAS No. 130 and 131) related to reporting comprehensive income and segment disclosures. The Company plans to adopt these statements upon their applicable effective dates in fiscal 1999.

COMPLIANCE WITH YEAR 2000

         Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications to be Year 2000 compliant. The Company expects to incur internal staff costs as well as other expenses related to infrastructure and facilities enhancements necessary to prepare all of its systems for the Year 2000. The Company expects to both replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. The costs of new leased software will be expensed over the term of the lease. The total cost of this effort is still being evaluated, but is not expected to be material to the Company. This effort will give the Company the added benefit of new technology and better functionality for many of its operational and administrative systems.


                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Documents filed as part of this report.

Exhibit 10 - Material Contracts

         10.19 First Amendment to Distribution and Interim Services Agreement

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



                                                  CUNO INCORPORATED



Date     February 27, 1998                        By   /s/ Ronald C. Drabik
     ----------------------                         -----------------------
                                                      Ronald C. Drabik
                                                      Senior Vice President and
                                                      Chief Financial Officer

                                                                   EXHIBIT 10.19


                        FIRST AMENDMENT TO DISTRIBUTION
                         AND INTERIM SERVICES AGREEMENT

         THIS FIRST AMENDMENT TO DISTRIBUTION AND INTERIM SERVICES AGREEMENT (this "Amendment") is made and entered into as of January 27, 1998 by and between COMMERCIAL INTERTECH CORP., an Ohio corporation ("Commercial Intertech") and CUNO INCORPORATED, a Delaware corporation ("CUNO").

                              W I T N E S S E T H:

         WHEREAS, Commercial Intertech and CUNO are parties to that certain Distribution and Interim Services Agreement (the "Agreement") dated as of September 10, 1996, entered into in connection with the distribution of CUNO Common Stock (as defined in the Agreement) to the holders of Commercial Intertech Common Stock (as defined in the Agreement) as part of the spin-off of CUNO;

        WHEREAS, the Agreement sets forth certain agreements relating to the transactions necessary to effect such distribution of CUNO Common Stock and the spin-off of CUNO, and certain agreements between the parties in connection with the conduct of business (and sharing of services) thereafter; and

         WHEREAS, Commercial Intertech and CUNO desire to amend the Agreement to provide that corporate opportunities relating to the Cuno Business (as defined in the Agreement) shall be the property of CUNO.

         NOW, THEREFORE, for the good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

         1. Corporate Opportunities. Section 3.09 of the Agreement shall be amended to provide that corporate opportunities relating to the CUNO Business shall be the property or corporate opportunity of CUNO, and as such, Section
3.09 shall be deleted in its entirety and replaced with the following:

            "SECTION 3.09   Corporate Opportunities. The parties hereto
         acknowledge that certain of the director and officers of CUNO or a CUNO Subsidiary may also be a director or officer of Commercial Intertech or a Commercial Intertech Subsidiary following the Distribution Date. In connection with the foregoing, the parties hereto agree that following the Distribution Date, no opportunity, transaction, agreement or other arrangement of which an officer or director of Commercial Intertech, a Commercial Intertech Subsidiary or any other Person in which Commercial Intertech or any Commercial Intertech Subsidiary acquires a financial interest, is a party or has knowledge, shall be the property or corporate opportunity of CUNO or any CUNO Subsidiary, unless such opportunity, transaction, agreement or other arrangement relates to the ownership of interests in or the management and operation of the CUNO Business, in which case such opportunity, transaction, agreement or other arrangement shall be the property of CUNO or such CUNO Subsidiary, as appropriate."

         2. Definition of CUNO Business. The definition of CUNO Business for purposes of this Amendment shall be the definition contained in the Agreement, restated as follows:

            "CUNO Business: the fluid purification business conducted, as of the date of the Agreement, by Commercial Intertech, CUNO and their respective Subsidiaries through the use of the CUNO Assets, and after the Distribution Date to be conducted by CUNO and the CUNO Subsidiaries."

         3. Terms; Effect of Amendment. All capitalized terms used in this Amendment but not otherwise defined herein shall have the meanings given to them in the Agreement. All other terms and provisions of the Agreement not modified by this Amendment shall remain in full force and effect.

         4. Strict Construction. The language used in this Amendment will be deemed to the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any party hereto.

         5. Counterparts. This Amendment may be executed in any number of counterparts, each of which shall be deemed an original and all of which, when taken together, shall constitute one and the same agreement.

         IN WITNESS WHEREOF, the parties to this Amendment have caused this Amendment to be duly executed and delivered as of the day and year first above written.

COMMERCIAL INTERTECH CORP.                   CUNO INCORPORATED
By: /s/ Gilbert M. Manchester                  By: /s/ Mark G. Kachur
    -------------------------                      ------------------
        Gilbert M. Manchester                          Mark G. Kachur
        Vice President, General Counsel and            Chief Executive Officer
        Assistant Secretary