Form 10-Q
period 1998-04-30
CUNO INC
filed 1998-05-29
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1998   Commission file number 000-21109



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

Common Stock,  .001 Par Value -- 16,159,777 shares as of April 30 , 1998.

                                CUNO INCORPORATED

                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income -- Three months ended April 30, 1998 and 1997          1

         Consolidated Statements of Income - Six months ended April 30, 1998 and 1997             2

         Consolidated Balance Sheets -- April 30,  1998 and October 31, 1997                      3

         Consolidated Statements of Cash Flows -- Six months ended April 30, 1998 and 1997        4

         Notes to Unaudited Condensed Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                               7

Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                                     11

Item 6.  Exhibits and Reports on Form 8-K                                                        11


Signatures                                                                                       12

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                           THREE MONTHS ENDED
                                                               APRIL 30,
                                                         1998            1997
                                                       --------        --------
Net sales                                              $ 51,311        $ 46,383
Less costs and expenses:
    Cost of products sold                                28,441          26,061
    Selling, general and administrative expenses         13,847          11,977
    Research, development and engineering                 2,700           2,805
                                                       --------        --------
                                                         44,988          40,843
                                                       --------        --------

Operating income                                          6,323           5,540

Nonoperating income (expense):
    Interest income                                          40              30
    Interest expense                                       (309)           (554)
    Exchange (losses) gains                                 (14)             48
    Other                                                   158              (3)
                                                       --------        --------
                                                           (125)           (479)
                                                       --------        --------

Income before income taxes                                6,198           5,061

Provision for income taxes                                2,169           1,771

                                                       --------        --------
Net income                                             $  4,029        $  3,290
                                                       ========        ========


Basic earnings per common share                        $   0.25        $   0.24

Diluted earnings per common share                      $   0.25        $   0.24


See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                           SIX MONTHS ENDED
                                                               APRIL 30,
                                                         1998            1997
                                                       --------        --------
Net sales                                              $ 95,331        $ 91,222
Less costs and expenses:
    Cost of products sold                                53,498          51,699
    Selling, general and administrative expenses         26,193          24,600
    Research, development and engineering                 5,515           5,456
                                                       --------        --------
                                                         85,206          81,755
                                                       --------        --------

Operating income                                         10,125           9,467

Nonoperating income (expense):
    Interest income                                          73              66
    Interest expense                                       (522)         (1,145)
    Exchange gains                                           80              22
    Other                                                   337             (45)
                                                       --------        --------
                                                            (32)         (1,102)
                                                       --------        --------

Income before income taxes                               10,093           8,365

Provision for income taxes                                3,531           3,010

                                                       --------        --------
Net income                                             $  6,562        $  5,355
                                                       ========        ========


Basic earnings per common share                        $   0.41        $   0.39

Diluted earnings per common share                      $   0.41        $   0.39


See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)

                                                                                        APRIL 30,       OCTOBER 31,
                                                                                          1998             1997
                                                                                        ---------       -----------
ASSETS
Current assets
    Cash and cash equivalents                                                           $   5,580        $   3,416
    Accounts receivable (less allowances for
      doubtful accounts of $1,280 and $1,420, respectively)                                43,778           43,105
    Inventories                                                                            24,480           22,047
    Deferred income taxes                                                                   5,544            5,328
    Prepaid expenses and other current assets                                               3,327            2,542
                                                                                        ---------        ---------
        Total current assets                                                               82,709           76,438

Noncurrent assets
    Deferred income taxes                                                                   1,661            1,612
    Intangible assets, net                                                                 22,364           17,923
    Pension assets                                                                          1,202            1,239
    Other noncurrent assets                                                                 1,519              584
    Property, plant and equipment, net                                                     51,558           48,529
                                                                                        ---------        ---------
        Total assets                                                                    $ 161,013        $ 146,325
                                                                                        =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                                          $  15,606        $  16,998
    Accounts payable                                                                       15,678           14,647
    Accrued payroll and related taxes                                                       7,220            9,801
    Other accrued expenses                                                                  5,418            5,527
    Accrued income taxes                                                                    2,002            2,943
    Current portion of long-term debt                                                       1,171            1,573
                                                                                        ---------        ---------
        Total current liabilities                                                          47,095           51,489
Noncurrent liabilities
    Long-term debt, less current portion                                                   16,181            4,779
    Deferred income taxes                                                                   4,083            3,990
    Retirement benefits                                                                     4,347            4,177
                                                                                        ---------        ---------
        Total noncurrent liabilities                                                       24,611           12,946
Stockholders' equity
    Preferred stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                                         --               --
    Common stock, $.001 par value; 50,000,000 shares authorized,
        16,159,777 and 16,003,694 shares issued and outstanding
        (excluding 4,328 and 3,377 shares in treasury)                                         16               16
    Additional paid-in-capital                                                             38,538           35,741
    Retained earnings                                                                      52,283           45,721
    Unearned compensation                                                                  (3,267)          (2,646)
    Minimum pension liability                                                              (1,189)          (1,228)
    Foreign currency translation adjustments                                                2,926            4,286
                                                                                        ---------        ---------
        Total stockholders' equity                                                         89,307           81,890
                                                                                        ---------        ---------
        Total liabilities and stockholders' equity                                      $ 161,013        $ 146,325
                                                                                        =========        =========


See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                        SIX MONTHS ENDED
                                                                            APRIL 30,
                                                                     1998            1997
                                                                   --------        --------
OPERATING ACTIVITIES
   Net income                                                      $  6,562        $  5,355
   Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
      Depreciation and amortization                                   3,700           3,560
      (Gain) loss on sale of property, plant and equipment             (330)              6
      Compensation recognized under employee stock plans              1,231             658
      Pension costs in excess of funding                                191             582
      Deferred income taxes                                            (376)           (662)
      Changes in operating assets and liabilities:
           Accounts receivable                                       (1,090)         (3,291)
           Inventories                                               (1,223)         (2,961)
           Prepaid expenses and other current assets                 (1,596)           (180)
           Payables to related party                                   --            (7,020)
           Accounts payable and accrued expenses                     (1,227)          2,250
           Accrued income taxes                                        (975)          1,123
                                                                   --------        --------
Net cash provided by (used for) operating activities                  4,867            (580)

INVESTING ACTIVITIES
      Proceeds from sale of property, plant and equipment               618              85
      Acquisition of companies, net of cash acquired                 (9,530)           --
      Capital expenditures                                           (4,656)         (2,623)
                                                                   --------        --------
Net cash used for investing activities                              (13,568)         (2,538)

FINANCING ACTIVITIES
      Proceeds from long-term debt                                   12,792           9,000
      Principal payments on long-term debt                           (1,674)        (32,434)
      Net borrowings under bank loan agreements                        (141)          4,319
      Proceeds from issuance of common stock                           --            26,100
      Proceeds from stock options exercised                            --                20
      Dividends paid to related party                                  --            (4,515)
                                                                   --------        --------
Net cash provided by financing activities                            10,977           2,490

Effect of exchange rate changes on cash and cash equivalents           (112)            (21)
                                                                   --------        --------
Net change in cash and cash equivalents                               2,164            (649)
Cash and cash equivalents -- beginning of period                      3,416           5,244
                                                                   --------        --------
Cash and cash equivalents -- end of period                         $  5,580        $  4,595
                                                                   ========        ========


See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 1998

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in CUNO Incorporated's Form 10-K for the year ended October 31, 1997.

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

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

                                                    APRIL 30,           April 30,
                                                      1998                1997
NUMERATOR:

  Net Income                                      $  4,029,000        $  3,290,000
                                                  ============        ============

DENOMINATOR:

  Weighted average shares outstanding               16,151,105          13,850,347
  Issued but unearned performance shares              (188,191)           (205,846)
  Issued but unearned restricted shares                (52,123)            (20,034)
                                                  ------------        ------------
  DENOMINATOR FOR BASIC EARNINGS PER SHARE          15,910,791          13,624,467
                                                  ============        ============

  Weighted average shares outstanding               16,151,105          13,850,347
  Effect of dilutive employee stock options            123,004              32,735
                                                  ------------        ------------
  DENOMINATOR FOR DILUTED EARNINGS PER SHARE        16,274,109          13,883,082
                                                  ============        ============

Basic earnings per share                          $       0.25        $       0.24
Diluted earnings per share                        $       0.25        $       0.24

         The following table sets forth the computation of basic and diluted earnings per share for the six months ended:

                                                               APRIL 30,            April 30,
                                                                 1998                 1997
         NUMERATOR:

            Net Income                                       $  6,562,000        $  5,355,000
                                                             ============        ============

         DENOMINATOR:

            Weighted average shares outstanding                16,104,161          13,829,978
            Issued but unearned performance shares               (184,173)           (210,673)
            Issued but unearned restricted shares                 (39,352)            (27,308)
                                                             ------------        ------------
            DENOMINATOR FOR BASIC EARNINGS PER SHARE           15,880,636          13,591,997
                                                             ============        ============

            Weighted average shares outstanding                16,104,161          13,829,978
            Effect of dilutive employee stock options              91,080              41,572
                                                             ------------        ------------
            DENOMINATOR FOR DILUTED EARNINGS PER SHARE         16,195,241          13,871,550
                                                             ============        ============

         Basic earnings per share                            $       0.41        $       0.39
         Diluted earnings per share                          $       0.41        $       0.39


NOTE 3 - INVENTORIES

         Inventories consist of the following:

                                             APRIL 30,     OCTOBER 31,
                                               1998           1997
                                           -----------    -----------
                  Raw materials              $ 8,985       $ 8,167
                  Work-in-process              5,160         3,661
                  Finished goods              10,335        10,219
                                             -------       -------

                                             $24,480       $22,047
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED APRIL 30, 1998 VS THREE MONTH PERIOD ENDED APRIL 30,
1997

NET SALES

         The Company had net sales of $51.3 million in the second quarter of fiscal 1998 representing a 10.6 percent increase over 1997's second quarter sales of $46.4 million. The strengthening U.S. dollar had a significant unfavorable effect on overseas results when translated from local currency into U.S. dollars. Had currency values been unchanged from the second quarter of fiscal 1997, net sales for the second quarter of fiscal 1998 would have been $2.1 million higher, or 15.1 percent greater overall than the comparable period in fiscal 1997.

         Sales from U.S. operations increased $4.4 million or 19.0 percent. Sales from overseas operations increased $0.5 million or 2.2 percent, but increased 11.1 percent when compared in constant valued U.S. dollars. Local currency sales in Europe increased 18.5 percent while in Japan, reflecting a weaker overall economy, sales increased 7.6 percent. Other geographic markets increased sales at double digit rates with the exception of Asia. The continuing sagging economies and weak currencies in the Asian region have stymied growth and reduced sales as compared to the same period in the prior year.

GROSS PROFIT

         Gross profit as a percentage of net sales improved to 44.6 percent from
43.8 percent. This increase was significantly tempered by the strong U.S. dollar, affecting the cost of products and components manufactured in the U.S. and purchased by overseas affiliates. The Company has continued to focus on improving its sales of higher margin products as well as focusing on productivity gains and cost containment in its manufacturing plants. Due to increased volume and the above mentioned margin improvement, gross profit increased $2.5 million, or 12.5 percent, in the second quarter of 1998 over the second quarter of 1997.

OPERATING EXPENSES

         Operating expenses increased by $1.8 million in the second quarter of 1998 over the second quarter of 1997, representing an 11.9 percent increase. Selling expenses have increased reflecting programs to expand the market position of the Company. Additionally, noncash expense for employee stock plans increased sharply in the quarter since the cost of these stock plans is directly associated with the market value of the Company's stock. The Company's stock hit an all time high during the second quarter of 1998.

OPERATING INCOME

         As a result of the above, operating income increased $0.8 million, or
14.1 percent, to $6.3 million or 12.3 percent of sales in the second quarter of 1998 as compared to $5.5 million or 11.9 percent of sales in the second quarter of 1997.

NONOPERATING ACTIVITY

         Interest expense decreased to $0.3 million in the second quarter of 1998 from $0.6 million in the second quarter of fiscal 1997. The decrease in interest expense primarily results from the decrease in debt associated with the Company's public offering of common stock in May, 1997, offset by a modest increase in debt associated with recent acquisitions -- see "Financial Position and Liquidity" below. The proceeds of the public offering were used to retire indebtedness and for working capital and general corporate purposes.

INCOME TAXES

         The Company's effective income tax rate for both the second quarter of 1998 and 1997 was 35.0%. The mix of income attributed to various countries and their taxing authorities in which the Company does business was comparable in both quarters.

SIX MONTH PERIOD ENDED APRIL 30, 1998 VS SIX MONTH PERIOD ENDED APRIL 30, 1997

NET SALES

         The Company had net sales of $95.3 million in the first six months of fiscal 1998 representing a 4.5 percent increase over 1997's sales of $91.2 million. The strengthening U.S. dollar had a significant unfavorable effect on overseas results when translated from local currency into U.S. dollars. Had currency values been unchanged from the first six months of fiscal 1997, net sales for the first six months of fiscal 1998 would have been $5.1 million higher, or 10.1 percent greater overall than the same period in fiscal 1997.

         Sales from U.S. operations increased $4.2 million or 9.2%. Sales from overseas operations were down $0.1 million or 0.2 percent, but increased 10.9 percent when compared in constant valued U.S. dollars. Local currency sales in Europe increased 19.5 percent and in Japan 6.4 percent. Sales in other geographic areas were adversely impacted by currency and/or economic factors in Southeast Asia.

GROSS PROFIT

         Gross profit as a percentage of net sales improved to 43.9 percent from
43.3 percent. The strength of the U.S. dollar has increased the cost of products manufactured in the U.S. and purchased overseas, however this has been substantially offset by an improvement in the mix of products sold and cost management in the Company's factories. Due to increased volume and the above mentioned margin improvement, gross profit increased $2.3 million, or 5.8 percent, in the first six months of 1998 over the first six months of 1997.

OPERATING EXPENSES

         Operating expenses increased $1.7 million in the first six months of 1998 over the first six months of 1997, representing a 5.5 percent increase. Selling expenses have increased reflecting programs to expand the market position of the Company. Additionally, the increase reflects greater noncash expense associated with the Company's employee stock plans. The cost of these plans is directly related to the market value of the Company's common stock which achieved an all time high in the second quarter of 1998.

OPERATING INCOME

         As a result of the above, operating income increased $0.7 million or
7.0 percent to $10.1 million or 10.6 percent of sales in the first six months of 1998 as compared to $9.5 million or 10.4 percent of sales in the first six months of 1997.

NONOPERATING ACTIVITY

         Interest expense decreased to $0.5 million in the first six months of 1998 from $1.1 million in the first six months of fiscal 1997. The decrease in interest expense primarily results from the decrease in debt associated with the Company's public offering of common stock in May, 1997, offset by a modest increase in debt associated with recent acquisitions -- see "Financial Position and Liquidity" below. The proceeds of the public offering were used to retire indebtedness and for working capital and general corporate purposes. During the first quarter of 1998, the Company sold a tract of land in Australia, which was unrelated to the business, for $0.4 million resulting in a gain of $0.3 million.

INCOME TAXES

         The Company's effective income tax rate for the first six months of 1998 was 35.0% as compared to 36.0% during the first six months of 1997. The decrease reflects a minor change in the mix of income attributed to various countries and their taxing authorities in which the Company does business.

FINANCIAL POSITION AND LIQUIDITY

         The Company assesses its liquidity in terms of its ability to generate cash to fund operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels and adequate bank financing alternatives.

         The Company manages its worldwide cash requirements with consideration of the cost effectiveness of the available funds from the many subsidiaries through which it conducts its business. Management believes that its existing cash position and available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.

Set forth below is selected key cash flow data (in thousands of dollars):

Source/(Use) of funds

                                                             SIX MONTHS ENDED
                                                                 APRIL 30,
                                                           1998            1997
                                                         --------        --------
OPERATING ACTIVITIES:

Net cash provided by net income plus depreciation,
   amortization and noncash compensation                 $ 11,493        $  9,573
Payables to related party (former parent)                    --            (7,020)

INVESTING ACTIVITIES:
Capital expenditures                                       (4,656)         (2,623)
Acquisition of companies, net of cash acquired             (9,530)           --

FINANCING ACTIVITIES:
Net change in total debt                                   10,977         (19,115)
Proceeds from issuance of common stock                       --            26,100
Dividends paid to related party                              --            (4,515)


         The net cash provided by net income plus depreciation, amortization and noncash compensation is an important measurement of cash generated from the earnings process before significant noncash charges. The increase in net income plus depreciation, amortization and noncash compensation of $1.9 million, or
20.1 percent, reflects the Company's increased sales, gross profit margin, and general profitability. No payments were made to the Company's former parent in the first six months of 1998 as no significant level of services have been provided subsequent to October 31, 1997.

         Capital expenditures amounted to $4.7 million for the six months ended April 30, 1998. The increase over the prior period reflects the Company's continued expansion and improvement of its manufacturing capabilities.

         During the second quarter of fiscal 1998, the Company completed an acquisition of Chemical Engineering Corporation, a leading manufacturer of water treatment equipment and related systems, for a purchase price of $8.4 million in cash (acquired assets included cash of $1.1 million). The stock purchase agreement also provides for future contingent consideration payable over a two year period and is dependent upon future sales levels and other performance criteria. Any future payments will be recorded as goodwill and are not expected to have a material impact on operating results. During the first quarter of fiscal 1998, the Company completed two overseas acquisitions -- a distribution business and a product line which were comprised primarily of working capital -- for an aggregate purchase price of $2.2 million. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations are included in the Company's consolidated statements of operations from the date of acquisition. These acquisitions did not materially affect the financial statements of the Company in 1998 nor would they have materially affected the financial statements of prior periods had the results of their operations been included in those financial statements.

         During the first six months of 1997, the Company completed an offering of two million shares of its common stock which, as of April 30, 1997, generated net cash proceeds to the Company of $26.1 million. The proceeds were used to pay down long term debt associated with the Company's revolving credit facility. During the comparable period in 1998, the Company increased its total outstanding debt, on a net basis, $11.0 million. This debt increase was used in part to finance the aforementioned acquisitions and capital expenditures.

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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Corporation held its annual meeting of Stockholders on March 26, 1998.

(b) The following individuals were nominated and elected to serve a term of three years as Directors:
                Mr. Norbert A. Florek
                Mr. Mark G. Kachur
                Mr. Gerald C. McDonough

(c)      The stockholders voted on the following matters:

         1. Election of Directors -- the voting results for each nominee, all of whom were reelected, are:

         Name                            Votes For         Votes Withheld        Not Voted
         ----                            ---------         --------------        ---------
         Mr. Norbert A. Florek          13,896,751            115,856            2,116,418
         Mr. Mark G. Kachur             13,897,735            114,872            2,116,418
         Mr. Gerald C. McDonough        13,766,137            246,470            2,116,418

         2. A proposal for the appointment of Ernst & Young LLP as independent auditors was approved by a count of 13,893,255 votes for, 86,871 votes against, 32,481 votes abstaining, and 2,116,418 shares not voted.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Documents filed as part of this report.

Exhibit 27.  Financial Data Schedule (submitted electronically herewith)


(b)      Reports on Form 8-K


No reports were filed on Form 8-K during the quarter for which this 10-Q is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CUNO INCORPORATED



Date        May 29, 1998                      By       /s/ Ronald C. Drabik
     --------------------------                   ---------------------------
                                                       Ronald C. Drabik
                                                       Senior Vice President and
                                                       Chief Financial Officer