Form 10-Q
period 1998-07-31
CUNO INC
filed 1998-08-28
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended July 31, 1998    Commission file number 000-21109


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

Common Stock,  .001 Par Value -- 16,160,348 shares as of July 31, 1998.

                                CUNO INCORPORATED

                                                                                                     Page
                                                                                                     ----

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income -- Three months ended July 31, 1998 and 1997                1

         Consolidated Statements of Income -- Nine months ended July 31, 1998 and 1997                 2

         Consolidated Balance Sheets -- July 31,  1998 and October 31, 1997                            3

         Consolidated Statements of Cash Flows -- Nine months ended July 31, 1998 and 1997             4

         Notes to Unaudited Condensed Consolidated Financial Statements                                5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                    7

Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K                                                             12


Signatures                                                                                            13

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                           THREE MONTHS ENDED
                                                                JULY 31,
                                                         1998            1997
                                                       --------        --------
Net sales                                              $ 53,254        $ 48,135
Less costs and expenses:
    Cost of products sold                                28,331          27,440
    Selling, general and administrative expenses         15,146          12,805
    Research, development and engineering                 2,967           2,422
                                                       --------        --------
                                                         46,444          42,667
                                                       --------        --------

Operating income                                          6,810           5,468

Nonoperating income (expense):
    Interest income                                          17              28
    Interest expense                                       (354)           (203)
    Exchange gains (losses)                                  75              (7)
    Other                                                    12             (31)
                                                       --------        --------
                                                           (250)           (213)
                                                       --------        --------

Income before income taxes                                6,560           5,255

Provision for income taxes                                2,327           1,752
                                                       --------        --------
Net income                                             $  4,233        $  3,503
                                                       ========        ========


Basic earnings per common share                        $   0.27        $   0.22

Diluted earnings per common share                      $   0.26        $   0.22


See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                             NINE MONTHS ENDED
                                                                 JULY 31,
                                                          1998             1997
                                                       ---------        ---------
Net sales                                              $ 148,585        $ 139,357
Less costs and expenses:
    Cost of products sold                                 81,829           79,139
    Selling, general and administrative expenses          41,339           37,475
    Research, development and engineering                  8,482            7,808
                                                       ---------        ---------
                                                         131,650          124,422
                                                       ---------        ---------

Operating income                                          16,935           14,935

Nonoperating income (expense):
    Interest income                                           90               94
    Interest expense                                        (876)          (1,348)
    Exchange gains                                           155               15
    Other                                                    349              (76)
                                                       ---------        ---------
                                                            (282)          (1,315)
                                                       ---------        ---------

Income before income taxes                                16,653           13,620

Provision for income taxes                                 5,858            4,762

                                                       ---------        ---------
Net income                                             $  10,795        $   8,858
                                                       =========        =========


Basic earnings per common share                        $    0.68        $    0.62

Diluted earnings per common share                      $    0.67        $    0.61



See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)

                                                                        JULY 31,       OCTOBER 31,
                                                                          1998             1997
                                                                       ---------       ----------
ASSETS
Current assets
    Cash and cash equivalents                                          $   4,734        $   3,416
    Accounts receivable (less allowances for
      doubtful accounts of $1,001 and $1,420, respectively)               43,416           43,105
    Inventories                                                           25,984           22,047
    Deferred income taxes                                                  5,834            5,328
    Prepaid expenses and other current assets                              3,375            2,542
                                                                       ---------        ---------
        Total current assets                                              83,343           76,438

Noncurrent assets
    Deferred income taxes                                                  1,573            1,612
    Intangible assets, net                                                22,446           17,923
    Pension assets                                                         1,641            1,239
    Other noncurrent assets                                                1,391              584
    Property, plant and equipment, net                                    53,038           48,529
                                                                       ---------        ---------
        Total assets                                                   $ 163,432        $ 146,325
                                                                       =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                         $  15,554        $  16,998
    Accounts payable                                                      13,631           14,647
    Accrued payroll and related taxes                                      8,067            9,801
    Other accrued expenses                                                 3,968            5,527
    Accrued income taxes                                                   2,973            2,943
    Current portion of long-term debt                                      1,665            1,573
                                                                       ---------        ---------
        Total current liabilities                                         45,858           51,489
Noncurrent liabilities
    Long-term debt, less current portion                                  15,565            4,779
    Deferred income taxes                                                  4,006            3,990
    Retirement benefits                                                    4,275            4,177
                                                                       ---------        ---------
        Total noncurrent liabilities                                      23,846           12,946
Stockholders' equity
    Preferred stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                          --               --
    Common stock, $.001 par value; 50,000,000 shares authorized,
        16,160,348 and 16,003,694 shares issued and outstanding
        (excluding 4,328 and 3,377 shares in treasury)                        16               16
    Additional paid-in-capital                                            38,555           35,741
    Retained earnings                                                     56,516           45,721
    Unearned compensation                                                 (2,557)          (2,646)
    Minimum pension liability                                             (1,161)          (1,228)
    Foreign currency translation adjustments                               2,359            4,286
                                                                       ---------        ---------
        Total stockholders' equity                                        93,728           81,890
                                                                       ---------        ---------
        Total liabilities and stockholders' equity                     $ 163,432        $ 146,325
                                                                       =========        =========


See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                       NINE MONTHS ENDED
                                                                           JULY 31,
                                                                     1998            1997
                                                                   --------        --------
OPERATING ACTIVITIES
   Net income                                                      $ 10,795        $  8,858
   Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
      Depreciation and amortization                                   5,613           5,417
      Compensation recognized under employee stock plans              1,958           1,121
      Gain on sale of property, plant and equipment                    (475)            (25)
      Pension costs (less than) in excess of funding                   (117)            497
      Deferred income taxes                                            (813)           (493)
      Changes in operating assets and liabilities:
           Accounts receivable                                       (2,015)         (6,700)
           Inventories                                               (3,273)         (3,831)
           Prepaid expenses and other current assets                 (1,715)           (757)
           Payables to related party                                     --          (9,343)
           Accounts payable and accrued expenses                     (2,714)          1,541
           Accrued income taxes                                          49             839
                                                                   --------        --------
Net cash provided by (used for) operating activities                  7,293          (2,876)

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment              618             143
      Acquisition of companies, net of cash acquired                (10,061)             --
      Capital expenditures                                           (8,301)         (4,832)
                                                                   --------        --------
Net cash used for investing activities                              (17,744)         (4,689)

FINANCING ACTIVITIES
      Proceeds from long-term debt                                   15,792          11,200
      Principal payments on long-term debt                           (4,694)        (35,587)
      Net borrowings under bank loans                                   953           6,851
      Proceeds from issuance of common stock                             --          28,103
      Proceeds from stock options exercised                              --              20
      Dividends paid to related party                                    --          (4,515)
                                                                   --------        --------
Net cash provided by financing activities                            12,051           6,072

Effect of exchange rate changes on cash and cash equivalents           (282)            (82)
                                                                   --------        --------
Net change in cash and cash equivalents                               1,318          (1,575)
Cash and cash equivalents -- beginning of period                      3,416           5,244
                                                                   --------        --------
Cash and cash equivalents -- end of period                         $  4,734        $  3,669
                                                                   ========        ========


See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 1998

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended October 31, 1997.

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

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

                                                    JULY 31,            July 31,
                                                      1998                1997
                                                  ------------        ------------
NUMERATOR:

  Net Income                                      $  4,233,000        $  3,503,000
                                                  ============        ============

DENOMINATOR:

  Weighted average shares outstanding               16,159,553          15,947,363
  Issued but unearned performance shares              (161,782)           (186,750)
  Issued but unearned restricted shares                (49,880)            (23,499)
                                                  ------------        ------------
  Denominator for basic earnings per share          15,947,891          15,737,114
                                                  ============        ============

  Weighted average shares outstanding               16,159,553          15,947,363
  Effect of dilutive employee stock options            139,267              36,584
                                                  ------------        ------------
  Denominator for diluted earnings per share        16,298,820          15,983,947
                                                  ============        ============

Basic earnings per share                          $       0.27        $       0.22
Diluted earnings per share                        $       0.26        $       0.22

         The following table sets forth the computation of basic and diluted earnings per share for the nine months ended:

                                                   JULY 31,            July 31,
                                                     1998                1997
                                                 ------------        ------------
NUMERATOR:

  Net Income                                     $ 10,795,000        $  8,858,000
                                                 ============        ============

DENOMINATOR:

  Weighted average shares outstanding              16,122,625          14,535,773
  Issued but unearned performance shares             (176,709)           (202,699)
  Issued but unearned restricted shares               (42,861)            (26,038)
                                                 ------------        ------------
  Denominator for basic earnings per share         15,903,055          14,307,036
                                                 ============        ============

  Weighted average shares outstanding              16,122,625          14,535,773
  Effect of dilutive employee stock options           106,808              40,363
                                                 ------------        ------------
  Denominator for diluted earnings per share       16,229,433          14,576,136
                                                 ============        ============

Basic earnings per share                         $       0.68        $       0.62
Diluted earnings per share                       $       0.67        $       0.61



NOTE 3 - INVENTORIES

         Inventories consist of the following:

                      JULY 31,     OCTOBER 31,
                        1998          1997
                      --------     -----------
Raw materials         $ 9,931       $ 8,167
Work-in-process         4,330         3,661
Finished goods         11,723        10,219
                      -------       -------

                      $25,984       $22,047
                      =======       =======

         Inventories are stated at the lower of cost or market. Inventories in the United States are primarily valued by the last-in, first-out (LIFO) cost method. The method used for all other inventories is first-in, first-out (FIFO). An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JULY 31, 1998 VS THREE MONTH PERIOD ENDED JULY 31, 1997

NET SALES

         The Company had net sales of $53.3 million in the third quarter of fiscal 1998 representing a 10.6 percent increase over 1997's third quarter sales of $48.1 million. The strengthening US dollar had a significant unfavorable effect on overseas results when translated from local currency into US dollars. Had currency values been unchanged from the third quarter of fiscal 1997, net sales for the third quarter of fiscal 1998 would have been $2.5 million higher, or 15.9 percent greater overall than the comparable period in fiscal 1997.

         Sales from US operations increased $6.6 million or 27.6 percent led by a strong performance in the Consumer Filter Products Group. The Group's recently introduced range of new appliance filters designed to target the OEM market, as well as the recent purchase of Chemical Engineering Corporation, a manufacturer of water treatment equipment in March 1998, are primarily responsible for the increase. Sales from overseas operations decreased $1.5 million or 6.3 percent, but increased 4.1 percent when compared in constant valued US dollars. Local currency sales in Europe, Australia and Brazil increased 7.6 percent, 16.7 percent and 42.0 percent, respectively. The continuing sagging economies and weak currencies in the Asian region have reduced sales in Japan and Singapore as compared to the same period in the prior year.

GROSS PROFIT

         Gross profit as a percentage of net sales improved to 46.8 percent from
43.0 percent. This increase was significantly tempered by the strong US dollar, affecting the cost of products and components manufactured in the US and purchased by overseas affiliates. In the US, the sales mix and new product initiatives were unusually favorable during the quarter, providing a significant increase to the gross profit percentage. Additionally, the outsourcing of certain manufactured items along with programs to reduce the cost of internally manufactured products contributed to the improvement. These programs, along with increased volume and an increase in direct sales in Europe, contributed to the $4.2 million gross profit increase, or 20.4 percent, in the third quarter of 1998 over the third quarter of 1997.

OPERATING EXPENSES

         Operating expenses increased by $2.9 million in the third quarter of 1998 over the third quarter of 1997, representing a 19.0 percent increase. Selling and advertising expenses have increased 27.6% in the third quarter of 1998 reflecting the continued growth of programs to expand the market position of the Company and support new product programs. Additionally, noncash expense for employee stock plans increased sharply in the quarter since the cost of these stock plans is directly associated with the market value of the Company's stock. Research, development and engineering increased 22.5% in the third quarter of 1998 due to the Company's increased focus on the development of new products and technologies.

OPERATING INCOME

         As a result of the above, operating income increased $1.3 million, or
24.5 percent, to $6.8 million or 12.8 percent of sales in the third quarter of 1998 as compared to $5.5 million or 11.4 percent of sales in the third quarter of 1997.

NONOPERATING ACTIVITY

         Interest expense increased to $0.4 million in the third quarter of 1998 from $0.2 million in the third quarter of fiscal 1997. The increase in interest expense primarily results from an increase in debt associated with recent acquisitions and the expansion of the Company's manufacturing capabilities -- see "Financial Position and Liquidity" below.

INCOME TAXES

         The Company's effective income tax rate for the third quarter of 1998 was 35.5% as compared to 33.3% in the third quarter of 1997. The increase reflects a change in the mix of income attributed to various countries and their taxing authorities in which the Company does business.


NINE MONTH PERIOD ENDED JULY 31, 1998 VS NINE MONTH PERIOD ENDED JULY 31, 1997

NET SALES

         The Company had net sales of $148.6 million in the first nine months of fiscal 1998 representing a 6.6 percent increase over 1997's sales of $139.4 million. The strengthening U.S. dollar had a significant unfavorable effect on overseas results when translated from local currency into U.S. dollars. Had currency values been unchanged from the first nine months of fiscal 1997, net sales for the first nine months of fiscal 1998 would have been $7.6 million higher, or 12.1 percent greater overall than the same period in fiscal 1997.

         Sales from U.S. operations increased $10.9 million or 15.6%. Sales in the U.S. benefited from a strong performance by the Consumer Filter Products Group and the recent acquisition of Chemical Engineering Corporation. Sales from overseas operations were down $1.6 million or 2.3 percent, but increased 8.6 percent when compared in constant valued U.S. dollars. Local currency sales in Europe, Australia and Brazil increased 15.0 percent, 20.6 percent and 24.1 percent, respectively. The continuing sagging economies and weak currencies in the Asian region have reduced sales in Japan and Singapore as compared to the same period in the prior year.

GROSS PROFIT

         Gross profit as a percentage of net sales improved to 44.9 percent from
43.2 percent. An unusually favorable mix of sales in the third quarter, along with reduced costs to manufacture products in the U.S., has contributed to the improvement in margin. The aforementioned factors have reduced the negative impact created by the strength of the U.S. dollar. As the dollar has strengthened, it has increased the cost of U.S. manufactured products sold to affiliated companies overseas. Due to increased volume and the above mentioned margin improvement, gross profit increased $6.5 million, or 10.9 percent, in the first nine months of 1998 over the first nine months of 1997.

OPERATING EXPENSES

         Operating expenses increased $4.5 million in the first nine months of 1998 over the first nine months of 1997, representing a 10.0 percent increase. Selling and advertising expenses have increased 14.7% reflecting the growth of programs to expand the market position of the Company and support new product programs. Additionally, noncash expense for employee stock plans increased sharply in 1998 since the cost of these stock plans is directly associated with the market value of the Company's stock. Research, development and engineering increased 8.6% in the first nine months of 1998 due to the Company's increased focus on the development of new products and technologies.

OPERATING INCOME

         As a result of the above, operating income increased $2.0 million or
13.4 percent to $16.9 million or 11.4 percent of sales in the first nine months of 1998 as compared to $14.9 million or 10.7 percent of sales in the first nine months of 1997.

NONOPERATING ACTIVITY

         Interest expense decreased to $0.9 million in the first nine months of 1998 from $1.3 million in the first nine months of fiscal 1997. The decrease in interest expense primarily results from the decrease in debt associated with the Company's public offering of common stock which was completed in May, 1997, offset by a modest increase in debt associated with recent acquisitions and increased capital expenditures -- see "Financial Position and

Liquidity" below. The proceeds of the public offering were used to retire indebtedness and for working capital and general corporate purposes. During the first quarter of 1998, the Company entered into a contract to sell a tract of land in Australia, which was unrelated to the business, for $0.4 million resulting in a gain of $0.3 million.

INCOME TAXES

         The Company's effective income tax rate for the first nine months of 1998 was 35.2% as compared to 35.0% during the first nine months of 1997. The increase reflects a minor change in the mix of income attributed to various countries and their taxing authorities in which the Company does business.


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

Set forth below is selected key cash flow data (in thousands of dollars):

Source/(Use) of funds

                                                             NINE MONTHS ENDED
                                                                 JULY 31,
                                                           1998            1997
                                                         --------        --------
OPERATING ACTIVITIES:
Net cash provided by net income plus depreciation,
   amortization and noncash compensation                 $ 18,366        $ 15,396
Payables to related party (former parent)                      --          (9,343)

INVESTING ACTIVITIES:
Capital expenditures                                       (8,301)         (4,832)
Acquisition of companies, net of cash acquired            (10,061)             --

FINANCING ACTIVITIES:
Net change in total debt                                   12,051         (17,536)
Proceeds from issuance of common stock                         --          28,103
Dividends paid to related party                                --          (4,515)


         The net cash provided by net income plus depreciation, amortization and noncash compensation is an important measurement of cash generated from the earnings process before significant noncash charges. The increase in net income plus depreciation, amortization and noncash compensation of $3.0 million, or
19.3 percent, reflects the Company's increased sales, gross profit margin, and general profitability. No payments were made to the Company's former parent in the first nine months of 1998 since no significant level of services have been provided subsequent to October 31, 1997.

         Capital expenditures amounted to $8.3 million for the nine months ended July 31, 1998. The increase over the prior period reflects the Company's continued expansion and improvement of its manufacturing capabilities.

         During the first quarter of fiscal 1998, the Company completed two overseas acquisitions -- a distribution business in Europe and a product line in Australia which were comprised primarily of working capital -- for an aggregate purchase price of $2.2 million. During the second quarter of fiscal 1998, the Company completed an acquisition of Chemical Engineering Corporation, a leading manufacturer of water treatment equipment and related systems, for a purchase price of $8.6 million in cash (acquired assets included cash of $1.1 million). The stock purchase agreement also provides for future contingent consideration payable over a two year period and is dependent upon future sales levels and other performance criteria. Any future payments will be recorded as goodwill, and are not expected to have a material impact on operating results. During the third quarter of 1998, the Company completed an overseas acquisition of a small distribution business. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations are included in the Company's consolidated statements of operations from the date of acquisition. These acquisitions did not materially affect the financial statements of the Company in 1998 nor would they have materially affected the financial statements of prior periods had the results of their operations been included in those financial statements.

         During the first nine months of 1997, the Company completed an offering of approximately 2.2 million shares of its common stock which generated net cash proceeds to the Company of $28.1 million. The proceeds were used to pay down long term debt associated with the Company's revolving credit facility. During the comparable period in 1998, the Company increased its total outstanding debt, on a net basis, $12.1 million. This debt increase was used in part to finance the aforementioned acquisitions ($10.1 million) and capital expenditures ($8.3 million).

OTHER MATTERS

NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Statements (SFAS No. 130 and 131) related to reporting comprehensive income and segment disclosures. The Company plans to adopt these statements upon their applicable effective dates in fiscal 1999.

         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement does not change the measurement or recognition of pension and other postretirement benefit plans, but it does revise the disclosure requirements. The adoption of this statement will have no impact on the Company's consolidated results of operations, financial position or cash flows. As required, the Company plans to adopt this statement upon its applicable effective date in fiscal 1999.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivatives to be recorded on the balance sheet at fair value and provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company is studying the application of this new statement. The adoption of this statement is not expected to have a material impact on the consolidated results of operations, financial position or cash flows. As required, the Company plans to adopt this statement upon its applicable effective date in fiscal 2000.


COMPLIANCE WITH YEAR 2000

         Management has initiated an enterprise-wide program to prepare the Company's computer systems, information technology and non-information technology to be Year 2000 compliant. The Company expects to incur internal staff costs as well as other expenses related to infrastructure and facilities enhancements necessary to prepare all of its systems for the Year 2000. The Company expects to both replace some systems and upgrade others.

         In September 1996, the Company was spun-off from its parent company, Commercial Intertech Corp. Prior to the spin-off, the Company relied on its parent to provide certain administrative functions, including computer information support services. As a new stand-alone corporation no longer relying on its former parent, the Company invested a significant amount of capital into new hardware, software and information system technology. This investment began in 1996 and was largely completed in 1997. Although this effort was immediately necessitated by the spin-off, it gave the Company the added benefit of new technology which was Year 2000 compliant and better functionality for many of its operational and administrative systems.

         As discussed above, the majority of the Company's Year 2000 issue was addressed through its recent spin-off and implementation of new Year 2000 compliant software and other systems throughout much of its worldwide operations. Systems and other non-information technology which were not covered by the new software implementation are being addressed individually and require replacement software, reprogramming or other remedial actions. The Company is communicating with its suppliers, customers and other service providers to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own Year 2000 issue. The Company has made significant progress to date on its internal program to remediate the year 2000 issue, and currently expects the entire project to be substantially complete by early 1999. In conjunction with this effort, the Company continuously monitors its action plans to address the Year 2000 issue, including contingencies to address unforeseen problems. This is potentially a significant issue for most, if not all, companies, with implications which can not be anticipated or predicted with any degree of certainty.

         The Company is expensing software maintenance or modification costs as incurred. The costs of new leased software is being expensed over the term of the lease while items of a capital nature are being depreciated over their estimated useful lives. For expenditures related to Year 2000 to date, the Company has expensed approximately $35,000 in maintenance or modification costs (excluding operating lease payments for new systems implemented as part of the spin-off) and capitalized approximately $65,000. Based on information currently available, the total remaining maintenance or modification cost is estimated to be $165,000, while future purchases of a capital nature are expected to be $335,000.

         The costs of this project and its completion date are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third party remediation plans, and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.


EUROPEAN ECONOMIC & MONETARY UNION

         On January 1, 1999, the Euro will become the official currency of the European Economic and Monetary Union, which is currently comprised of eleven countries which have met the Maastricht criteria. Companies in these countries may begin conducting their business operations in the new currency, however the previous local currencies in those countries may continue to be used as legal tender through January 1, 2002.

         The Company is currently planning for the upcoming conversion. Software used by the Company at its European facilities, as well as new software being implemented, is capable of handling multi-currencies, including the Euro. As such, the Company will be able to accept customer or supplier orders in either the new Euro or the previous local currency. The Company is currently assessing the Euro's impact on banking operations, payroll processing, long term competitive pricing, hedging requirements etc. The costs of required system modifications and other operational changes are not expected to be material to the Company.


AMENDMENTS TO RULES ON SHAREHOLDER PROPOSALS

         On May 21, 1998, the Securities and Exchange Commission adopted changes to shareholder proposal Rule 14a-4 and related rules. Of particular note, the revised rule 14a-4(c)(1) establishes a clear date after which notice to the Company of a possible shareholder proposal would not jeopardize the Company's ability to exercise discretionary voting authority on that new matter when and if raised at the annual meeting. Amended paragraph 14a-4(c)(1) allows the Company voting discretionary authority where the company did not have notice of the matter by a date more than 45 days before the month and day in the current year corresponding to the date on which the company first mailed its proxy materials for the prior year's annual meeting of shareholders, or by a date established by an overriding advance notice provision. The deadline for receipt of stockholders' proposals for inclusion in the Company's 1999 proxy is December 17, 1998.

FORWARD LOOKING INFORMATION

         The Company wants to provide stockholders and investors with more meaningful and useful information and therefore, this quarterly report describes the Company's belief regarding business conditions and the outlook for the Company, which reflects currently available information. These forward looking statements are subject to risks and uncertainties which, as described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended October 31, 1997, could cause the Company's actual results or performance to differ materially from those expressed herein. The Company assumes no obligation to update the information contained in this quarterly report.

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



                                         CUNO INCORPORATED



Date     August 28, 1998                 By       /s/ Ronald C. Drabik
      ----------------------                ---------------------------
                                                  Ronald C. Drabik
                                                  Senior Vice President and
                                                  Chief Financial Officer