Form 10-K
period 1998-10-31
CUNO INC
filed 1999-01-29
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 31, 1998, 16,167,984 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price on that date) was approximately $262,730,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K.

     Notice of Annual Meeting of Shareholders March 25, 1999 and Proxy Statement filed January 29, 1999.

                      Part III, Items 10-13
                      Part IV, Item 14

Annual Report to Shareholders, Part IV, Item 14
The exhibit index is located on pages 15-16.

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

BUSINESS

         The Company is a world leader in the design, manufacturing and marketing of a comprehensive line of filtration products for the separation, clarification and purification of liquids and gases. The Company's products, which include proprietary depth filters and semi-permeable membrane filters, are used in the health care, fluid processing and potable water markets. These products, most of which are disposable, effectively remove contaminants that range in size from molecules to sand particles. The Company's sales are approximately balanced between domestic and international markets.

         The Company's objective is to provide high value-added products and premium customer service. The Company's proprietary manufacturing processes result in products that lower customers' operating expenses and improve the quality of customers' end products by providing longer lasting, higher quality and more efficient filters. As part of the Company's commitment to customer service, the Company designates its own scientists, each of whom possess particular industry expertise, to collaborate with customers on specific projects to insure satisfaction with its products and to create new products.

         In mid-1994, the Company realigned its business to accelerate net sales growth and improve operating margins. A new senior management team developed and implemented the following initiatives, which are key elements of its ongoing growth strategy: (i) develop new products for specific markets, (ii) decrease product development cycle times, (iii) develop pre/final filter systems, (iv) increase customer focus, (v) improve operating efficiencies, and (vi) pursue selective acquisitions.

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

Healthcare

         The healthcare market is experiencing rapid growth as a result of the intensive research efforts to find cures for diseases, the increasing use of rapid and simpler diagnostic tests to help reduce healthcare costs, the trend toward finer and more cost-efficient filtration and increased governmental regulation. When harmful elements are identified, they are often regulated or new medical standards of care are implemented to decrease or eliminate contact. In many cases, fluid filtration can play a key role in eliminating contact with many harmful elements. Price is not the primary factor in the customers' filtration decision process, but rather the performance and reliability of the product.

         The healthcare market customers include pharmaceutical and biotechnology companies which require cost-efficient filtration and high levels of purity for production of sterile, contaminate free drugs, as well as producers of diagnostic test kits which require highly efficacious membranes. In addition, applications include the production of bacteria-free water and food and beverage products. Sales to the healthcare market totaled $61,213,000, $56,812,000, and $47,912,000 in 1998, 1997 and 1996, respectively.

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

         A significant segment of the Company's fluid processing market is electronics manufacturing. Ultra pure water is used to rinse the components during manufacturing in order to ensure that the product is particle free with no residual contamination. The industry uses corrosive, high purity chemicals and gases for the manufacture of computer chips, hard disks, video terminals and other components. All of the chemicals and gases used are processed through very fine filtration systems. The softening demand for electronic products and declines in oil and gas production has tempered recent sales growth, however new products to be introduced in fiscal 1999 are expected to stimulate growth in the future. Sales to the fluid processing market totaled $73,829,000, $80,307,000, and $81,839,000 in 1998, 1997 and 1996, respectively.

Potable Water

         The potable water market includes residential, commercial and food service customers. According to industry data, it is estimated that one billion people in the world do not have safe drinking water. Demand is driven both by consumers' desire to improve the taste and quality of their drinking water and by the expanded concern of regulatory agencies. The sharpest growth in this market may occur in Asia/Pacific Rim and South American countries where the quality of drinking water has been found to be severely deficient in several regions. Recent outbreaks of cryptosporidium and giadia cyst in the US and Australia have also raised health concerns in major developed countries. Water safety concerns have driven the growth of the consumer bottled water market to over $2 billion in the United States, as well as the growth in the water filtration market.

         The food service industry has an increasing need for consistent global product quality. Food service includes water used for fountain beverages, steam ovens, coffee and tea (i.e. "recipe quality water"). Specifically, restaurants have become increasingly aware of the need for water filtration and control of the taste and quality of the water used in their businesses. Sales to the potable water market totaled $63,803,000, $50,359,000, and $49,317,000 in 1998,
1997 and 1996, respectively.

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

         Decrease Product Development Cycle Times. The Company has decreased its product development cycle times to approximately 18 to 24 months. This improvement has occurred through increased market focus, collaboration with leading-edge customers through S.A.S.S. teams and the formation of cross-functional product launch teams. The Company believes it can continue to shorten product development cycle times through these same methods.

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

         Improve Operating Efficiencies. The Company believes it can improve operating efficiencies by higher margin new products, implementing cost controls, productivity gains, profit-based compensation for its employees and outsourcing production of certain processes. The Company has initiated a capital investment program designed to (i) integrate cell-based manufacturing, (ii) provide higher yields from raw materials, (iii) improve inventory management,
(iv) lower labor costs, (v) reduce manufacturing cycle times, and (vi) reduce scrap rates.

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

         During the second quarter of fiscal 1998, the Company completed an acquisition of Chemical Engineering Corporation, a leading manufacturer of water treatment equipment and related systems, for a purchase price of $8.6 million in cash (acquired assets included cash of $1.1 million). The stock purchase agreement also provides for future contingent consideration payable over a two year period and is dependent upon future sales levels and other performance criteria. Any future payments will be recorded as goodwill and are not expected to have a material impact on operating results. During fiscal 1998 the Company also completed the acquisition of certain distribution operations. In some cases, payments related to the acquisition have been scheduled for future periods but are not contingent upon future events or performance criteria.

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

         The Company's products include those sold under the following labels:
Zetapor(R), Microfluor (R), PolyPro(R), ZetaBind(R), Electropor II (TM) , BevASSURE(TM), MaxMedia(TM), Synchro(R), Acro(R), and AC/PH Lithowater(R).

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

         The Company's depth filter products include those sold under the following labels: Zeta Plus(R), Betafine(R), Micro-Klean(R) III, Beta-Klean(R), Betapure(R), PolyPro-Klean(R), BioCap(R), Micro-Wynd(R) II, Econo-Klean (TM), Virosorb(R) and Petro-Klean(TM).

Cleanable Filters and Systems

         The Company designs and manufactures an extensive range of self-cleaning disc filters, backwash strainers and recleanable metal filters. The self-cleaning disc filters and backwash strainers can be electrically or mechanically operated with automatic controls to provide for specific requirements in process applications. The recleanable metal filter elements are constructed of sintered porous stainless steel or metal screens in tubular and pleated construction. The recleanable elements can be cleaned in place in a filter housing or removed for mechanical, ultrasonic or chemical cleaning.

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

         The Company designs and manufactures proprietary housings and systems such as CTG-Klean(TM) with patented features and a totally enclosed disposable filter media pack for use in critical applications where housing cleanliness is essential or when physical separation of toxic or corrosive chemicals from the metal housing is desired.

         The Company's range of housings are designed and manufactured to regulatory pressure vessel codes, particularly for applications in the oil and gas, refinery and petrochemical industries. The Company designs and markets housings to meet the local regulatory requirements in most countries.

Backlog

         The Company's backlog on October 31, 1998 was $15.1 million as compared to $13.8 million as of the same date the previous year. Due to the relatively short manufacturing cycle and the Company's use of wholesale distributors as well as general industry practice, backlog, which typically represents less than 30 days of shipments, is not deemed to be significant. A substantial portion of the Company's revenues result from orders received and product sold in the same month.

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

Research and Development and Product Development

         The Company's research and development and engineering activities are conducted in its own laboratories, supplemented by on-site development and application of custom design and other technical skills. The Company's research, development and engineering expenditures, which consisted mainly of the development of new products, product applications and manufacturing processes for fiscal year 1998, 1997, and 1996 were approximately $11.6 million, $10.5 million and $9.9 million, respectively, and 5.8 percent, 5.6 percent and 5.5 percent of net sales, respectively. The Company also incurs additional internal costs relating to its sales and service personnel for product development.

Manufacturing

         The Company's manufacturing is largely vertically integrated, using unique, proprietary and patented processes, with many of the major components of its filtration units manufactured and assembled in its own plants. The Company has begun to outsource a limited amount of its manufacturing processes, such as certain segments of metal housing manufacturing. The Company believes that it generally has sufficient manufacturing capacity for the foreseeable future. The Company has developed a new, more efficient membrane manufacturing process which the Company believes provides a competitive advantage through the production of superior products at lower costs. All of the Company's manufacturing facilities are ISO 9002 certified.

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

         The Company's agreements with its United States distributors are usually for a period of two years. Such agreements usually assign an exclusive territory, prohibit distributors from carrying competing products, require that distributors share market and customer related information other than pricing with the Company, and require distributors to carry an adequate stock of its products. The Company does not believe that the loss of any one of its distributors would have a significant adverse effect on the Company. The Company's top ten distributors accounted for approximately 23 percent of its total sales in fiscal year 1998.

         The Company believes that no end-user of any of its products accounts for more than ten percent of sales. As of October 31, 1998, the Company employed over 325 people as sales people. Of such employees, approximately 210 are located overseas.

Trademarks and Patents

         Trademarks and brand name recognition are important to the Company. The Company generally owns the trademarks under which its products are marketed. The Company has registered its trademarks and will continue to do so as they are developed or acquired. The Company has over 340 registered trademarks throughout the world.

         The Company has over 250 active patents throughout the world and more than 55 patent applications pending worldwide. The Company additionally relies on proprietary, non-patented technologies to a certain extent. Certain of the Company's employees sign non-disclosure and assignment of proprietary rights agreements.

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

Employees

         At October 31, 1998, the Company employed approximately 1,425 people worldwide (exclusive of employees of independent distributors), with over 800 employees in the United States and approximately 625 employees in other countries.

(d) Financial information about foreign and domestic operations and export sales.

         See Note 11 to the financial statements on page 52 of the 1998 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The Company's world headquarters is located in Meriden, Connecticut. This facility also contains its primary manufacturing and assembly plant. The following table sets forth the location and approximate size of the Company's principal properties and facilities, most of which are owned by the Company.

                                                               Approximate
                                                              Facility Size
               Location                                         (Sq. Ft.)
               --------                                         ---------
          Meriden, Connecticut ......................            189,000
          Enfield, Connecticut ......................            120,000
          Stafford Springs, Connecticut .............            165,000
          Kita-Ibaragi, Japan .......................             40,000
          Mairinque, Brazil .........................             65,000
          Calais, France ............................             50,000
          Mazeres, France ...........................             40,000
          Sydney, Australia * .......................            265,000
          Singapore** ...............................             18,546
          Churubusco, Indiana .......................             47,000
          Sucy en Brie, France ** ...................             20,000

          * 10 percent of this facility is sublet to unrelated third parties. ** Leased facility.


         In addition to the properties listed above, the Company leases one facility in the United States and approximately 16 facilities outside the United States. These facilities are generally used as warehouses and/or sales offices.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding executive officers of the Registrant is presented in Part III below and incorporated herein by reference.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


The portion of the 1998 Annual Report to Stockholders appearing on page 3 under the heading "Market Price Data" is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The financial data on page 25 of the 1998 Annual Report to Stockholders, captioned "Summary of Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 1998-1996



The following portions of the 1998 Annual Report to Stockholders are incorporated herein by reference:

(a) All of the material on pages 26 - 34 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and report of independent auditors included on pages 34 - 56 of the Annual Report to Stockholders for the fiscal year ended October 31, 1998 are incorporated herein by reference.

Quarterly Results of Operations on page 56 of the 1998 Annual Report to Stockholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                           None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement filed January 29, 1999, which information is incorporated by reference herein.

         The principal executive officers of the Company and their recent business experience are as follows:

                 Name                               Office Held                               Age
                 ----                               -----------                               ---
Paul J. Powers . . . . . . . . . . .    Chairman of the Board of Directors                     63

Mark G. Kachur . . . . . . . . . . .    President and Chief Executive                          55
                                        Officer

Michael H. Croft . . . . . . . . . .    Senior Vice President and President                    54
                                        of the Consumer Filter Products
                                        Group

Frederick C. Flynn, Jr. . . . . . . .   Senior Vice President - Finance and                    48
                                        Administration, Chief Financial
                                        Officer, Treasurer, and Assistant
                                        Secretary

Thomas J. Hamlin. . . . .. . . . . .    Senior Vice President, Research &                      37
                                        Development

Timothy B. Carney . . . . . . . . . .   Vice President, Controller and                         46
                                        Assistant Secretary

Anthony C. Doina. . . . . . . . . . .   Vice President and General Manager,                    42
                                        US Process Filtration Division

John A. Tomich . . . . . . . . . . .    Counsel and Secretary                                  41


         None of the officers are related and they are elected from year to year or until their successors are duly elected and qualified.

         Paul J. Powers. Mr. Powers is the Chairman of the Board of Directors. Since the spin-off of CUNO in September 1996 thru November 1997, Mr. Powers was the Chief Executive Officer of the Company. He has also been a director of the Company and Commercial Intertech since 1984, President and Chief Operating Officer of Commercial Intertech since 1984 and Chief Executive Officer of Commercial Intertech since 1987. He holds a bachelor's degree in Economics from Merrimack College and a master's degree in Business Administration from George Washington University. Mr. Powers is also a director of Ohio Edison Company, Global Marine, Inc. and Twin Disc, Inc.

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

         Michael H. Croft. Mr. Croft is a Senior Vice President of the Company, and effective December 1997, the President of the Water Group. From 1993 through 1996 Mr. Croft was President - U.S. Operations of the Company. From 1984 until 1993 he was with CUNO Pacific Rim operations serving as Managing Director of CUNO Pacific, CUNO Asia with oversight of CUNO K.K. (Japan). He holds a bachelor's degree in Engineering (Chemistry) from The University of Sydney and a Certificate in Marketing from the University of New South Wales.

         Frederick C. Flynn, Jr. Mr. Flynn is the Senior Vice President - Finance and Administration, Chief Financial Officer, Treasurer, and Assistant Secretary of the Company. Prior to joining CUNO in January 1999, Mr. Flynn was Senior Vice President and Chief Financial Officer of GE Capital Information Technology Solutions. From 1989 to 1995 Mr. Flynn was Vice President and Treasurer of United Technologies Corporation. He holds a bachelor of science degree in Economics from Boston College and a master's degree in Business Administration from the University of Connecticut.

         Thomas J. Hamlin. Mr. Hamlin is the Senior Vice President of Research and Development. Since joining the Company in 1983, Mr. Hamlin has held a variety of positions including managerial positions in manufacturing and plant operations as well as Vice President of Product Development. Mr. Hamlin holds a bachelor of science degree in mechanical engineering from Rensselaer Polytechnic Institute and a master's degree in Business Administration from RPI, Hartford Graduate Center.

         Timothy B. Carney. Mr. Carney is the Company's Vice President - Controller and Assistant Secretary. From 1993 until joining the Company, he served Commercial Intertech as CUNO Inc. Group Controller and from 1989 until 1993 he served Commercial Intertech as General Manager and Controller of Water Factory Systems. He holds a bachelor of science degree in economics and a master's degree in Business Administration from Youngstown State University.

         Anthony C. Doina. Mr. Doina is the Vice President and General Manager of the US Process Filtration Division, effective November 1998. Since joining the Company in 1994, Mr. Doina has also served in the capacity of Vice President of Process Sales. From 1978 until 1994 he was employed by Pall Corporation, serving in a number of positions in Research and Development, Marketing, and Sales (Vice President of Sales). Prior to joining the Company, Mr. Doina had over 16 years of sales experience in the filtration industry. Mr. Doina holds a bachelor of science degree in chemistry from the University of Stony Brook.

         John A. Tomich. Mr. Tomich is Counsel and Secretary of the Company. Before joining CUNO Incorporated after the spin-off he was Counsel and Assistant Secretary for Commercial Intertech, where he had been employed since January 1990 and had been involved extensively with the legal matters affecting CUNO. He holds a bachelor of Engineering degree in Mechanical Engineering from Youngstown State University and Juris Doctor degree from the University of Akron, School of Law. He is a licensed patent attorney.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement filed January 29, 1999, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the information contained under the captions "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement filed January 29, 1999, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information contained under the caption "Compensation of the Board of Directors" in the Company's definitive Proxy Statement filed January 29, 1999, which information is incorporated herein by reference.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


  (a)    DOCUMENTS FILED AS PART OF THIS REPORT:

         (1) The following consolidated financial statements of CUNO Incorporated included in its 1998 Annual Report to Shareholders are incorporated by reference in Item 8:


                                                                                        Page Number
                                                                                        In This Report
                 Consolidated Statements of Income -
                   Years ended October 31, 1998,
                   1997, and 1996 .....................................................      35

                 Consolidated Balance Sheets as of
                   October 31, 1998 and 1997 ..........................................      36

                 Consolidated Statements of Stockholders'
                   Equity - Years ended October 31,
                   1998, 1997, and 1996 ...............................................      37

                Consolidated Statements of Cash Flows -
                   Years ended October 31, 1998, 1997, and 1996 .......................      38

                 Notes to Consolidated Financial Statements ...........................      39-56

            (2)   The following financial statement schedule of CUNO
                  Incorporated is included in Item 14 (d):

                  Schedule II Valuation and Qualifying
                   Accounts ...........................................................      S-1

                  All other schedules for which provision is made in the
               applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


             (3)  Exhibits

         (i)3.1   -- Articles of Incorporation Filed as of April 17, 1992
                     Incorporated by reference to Exhibit 3.1 to the Company's Form 10 (as filed with Amendment No. 2 thereto dated August 20, 1996).

             10   -- Material Contracts

        (i)10.4      Form of Distribution and Interim Services

                     Agreement by and between CUNO Incorporated and Commercial Intertech Corp.

        (i)10.5      Form of Tax Sharing Agreement by and between CUNO
                       Incorporated and Commercial Intertech Corp.
        (i)10.6      Form of Employee Benefits and Compensation Allocation
                       Agreement by and between CUNO Incorporated and Commercial Intertech Corp.
       (iv)10.7      Employment Agreement - Mark G. Kachur dated December 3,
                       1993(i), as amended December 1, 1997.
       (ii)10.8      Termination and Change of Control Agreement - Paul J.
                       Powers dated October 1, 1996
       (ii)10.9      Termination and Change of Control Agreement - Mark G.
                       Kachur dated October 1, 1996
      (ii)10.10      Termination and Change of Control Agreement - Michael H.
                       Croft dated October 1, 1996
      (ii)10.11      Termination and Change of Control Agreement - Ronald C.
                       Drabik dated October 1, 1996
      (iv)10.12      Termination and Change of Control Agreement - Timothy B.
                       Carney dated October 1, 1996(ii), as amended October 31, 1997.
      (ii)10.13      Termination and Change of Control Agreement - John A.
                       Tomich dated October 1, 1996
     (iii)10.14      Credit Agreement dated October 1, 1996 between CUNO
                       Incorporated and Mellon Bank, N.A.
     (iii)10.15      CUNO Incorporated Executive Management Incentive Plan
     (iii)10.16      CUNO Incorporated Management Incentive Plan
      (iv)10.17      CUNO Incorporated Savings and Retirement Plan
      (iv)10.18      Employment Agreement - Paul J. Powers dated December 1,
                     1997.
       (v)10.19      First Amendment to Distribution and Interim Services
                       Agreement
          10.20      CUNO Incorporated Nonqualified Deferred Compensation Plan
                       for Mark G. Kachur
             13   -  Certain sections of the Annual Report to Shareholders for the year ended October 31, 1997.
             21   -  Subsidiaries of the Registrant
             23   -  Consent of Independent Auditors
             27   -  Financial Data Schedule

------------------------------

         (i) Incorporated by reference to the Registrant's Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on July 29, 1996.

         (ii) Incorporated by reference to the registrant's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on January 23, 1997.

         (iii) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 27, 1997.

         (iv) Incorporated by reference to the registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 28, 1998.

         (v) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 27, 1998.


                  (b) There were no reports on Form 8-K for the quarter ended October 31, 1998.

         Additional information relating to management contracts and renumerative plans is contained in Note 12- Stock Options and Awards of the Notes to Consolidated Financial Statements on pages 53-54.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CUNO Incorporated

Date:  January 29, 1999


/s/ Mark G. Kachur                          /s/ Frederick C. Flynn, Jr.                 /s/ Timothy B. Carney
------------------                          ---------------------------                 ---------------------
Mark G. Kachur                              Frederick C. Flynn, Jr.                     Timothy B. Carney
President and                               Senior Vice President --                    Vice President, Controller,
Chief Executive Officer                     Finance and Administration,                 and Assistant Secretary
                                            Chief Financial Officer,
                                            Treasurer and Assistant Secretary


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


Name                                       Title                                    Date
----                                       -----                                    ----
Joel B. Alvord*                            Director                                 January 29, 1999

Charles L. Cooney, Ph.D.*                  Director                                 January 29, 1999

Norbert A. Florek*                         Director                                 January 29, 1999

/s/ Frederick C. Flynn, Jr.                Director                                 January 29, 1999
Frederick C. Flynn, Jr.

John A. Galvin*                            Director                                 January 29, 1999

Mark G. Kachur*                            Director                                 January 29, 1999

Gerald C. McDonough*                       Director                                 January 29, 1999

C. Edward Midgley*                         Director                                 January 29, 1999

Paul J. Powers*                            Chairman                                 January 29, 1999

David L. Swift*                            Director                                 January 29, 1999



  *By:   /s/ John A. Tomich
         John A. Tomich
         Attorney-in-Fact, Pursuant to
         Power of Attorney

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                CUNO INCORPORATED
                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

======================================================================================================================
                     COLUMN A                          COLUMN B                            COLUMN C
======================================================================================================================
                                                                                          ADDITIONS
                 DESCRIPTION                    BALANCE AT BEGINNING      CHARGED TO COSTS        CHARGED TO OTHER
                                                     OF PERIOD              AND EXPENSES         ACCOUNTS - DESCRIBE
======================================================================================================================
Year ended October 31, 1998 Deducted
from asset accounts:
Allowance for doubtful accounts
receivable                                            $1,420,088             $141,217                    $0
                                                      ==========             ========                    ==

Valuation allowance for deferred
income tax assets                                       $517,000                   $0                    $0
                                                      ==========             ========                    ==

Year ended October 31, 1997
Deducted from asset accounts:
Allowance for doubtful accounts
receivable                                            $1,133,453             $692,542                    $0
                                                      ==========             ========                    ==

Valuation allowance for deferred
income tax assets                                     $1,061,000                   $0                    $0
                                                      ==========             ========                    ==

Year ended October 31, 1996
Deducted from asset accounts:
Allowance for doubtful accounts
receivable                                            $1,135,916              $21,673                    $0
                                                      ==========             ========                    ==

Valuation allowance for deferred
income tax assets                                     $1,832,000                   $0                    $0
                                                      ==========             ========                    ==


============================================================================================
                                                   COLUMN D                COLUMN E
============================================================================================

                 DESCRIPTION                      DEDUCTIONS            BALANCE AT END
                                                                           OF PERIOD
============================================================================================
Year ended October 31, 1998 Deducted
from asset accounts:
Allowance for doubtful accounts
receivable                                        $382,248(A)            $1,179,057
                                                  ===========            ==========

Valuation allowance for deferred
income tax assets                                 $314,000(C)              $203,000
                                                  ===========            ==========

Year ended October 31, 1997
Deducted from asset accounts:
Allowance for doubtful accounts
receivable                                        $405,907(A)            $1,420,088
                                                  ===========            ==========

Valuation allowance for deferred
income tax assets                                 $544,000(C)              $517,000
                                                  ===========            ==========

Year ended October 31, 1996
Deducted from asset accounts:
Allowance for doubtful accounts
receivable                                         $24,136(A)            $1,133,453
                                                  ===========            ==========

Valuation allowance for deferred                   435,000(B)
income tax assets                                 $336,000(C)            $1,061,000
                                                  ===========            ==========


(A)  Uncollectible accounts written off, net of recoveries.
(B)  Decrease in net operating loss carryforwards for the year.
(C)  Net operating loss carryforwards utilized.