Form 10-Q
period 1999-01-31
CUNO INC
filed 1999-03-04
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999        Commission file number 000-21109


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

Common Stock,  .001 Par Value -- 16,164,745 shares as of January 31, 1999.

                                CUNO INCORPORATED

                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income -- Three months ended January 31, 1999 and 1998                1

         Consolidated Balance Sheets - January 31,  1999 and October 31, 1998                             2

         Consolidated Statements of Cash Flows - Three months ended January 31, 1999 and 1998             3

         Notes to Unaudited Condensed Consolidated Financial Statements                                   4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                       6

Part II. Other Information                                                                                11

Item 6.  Exhibits and Reports on Form 8-K                                                                 11


Signatures                                                                                                12

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                        THREE MONTHS ENDED
                                                            JANUARY 31,
                                                       1999            1998
                                                   ------------    ------------
Net sales                                          $     50,626    $     44,020
Less costs and expenses:
    Cost of products sold                                30,760          25,057
    Selling, general and administrative expenses         14,320          12,346
    Research, development and engineering                 2,852           2,815
                                                   ------------    ------------
                                                         47,932          40,218
                                                   ------------    ------------

Operating income                                          2,694           3,802

Nonoperating income (expense):
    Interest expense                                       (358)           (213)
    Other income, net                                       169             306
                                                   ------------    ------------
                                                           (189)             93
                                                   ------------    ------------

Income before income taxes                                2,505           3,895

Provision for income taxes                                  917           1,362

                                                   ------------    ------------
Net income                                         $      1,588    $      2,533
                                                   ============    ============


Basic earnings per common share                    $       0.10    $       0.16

Diluted earnings per common share                  $       0.10    $       0.16

Basic shares outstanding                             16,034,555      15,850,480

Diluted shares outstanding                           16,199,556      16,109,631


See notes to unaudited condensed consolidated financial statements.

                               CUNO INCORPORATED
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (in thousands, except share amounts)

                                                                  JANUARY 31,  OCTOBER 31,
                                                                     1999         1998
                                                                  -----------  -----------
ASSETS
Current assets
    Cash and cash equivalents                                      $   3,041    $   4,433
    Accounts receivable, less allowances for
      doubtful accounts of $1,017 and $1,179, respectively            42,176       45,963
    Inventories                                                       25,876       27,646
    Deferred income taxes                                              6,843        7,420
    Prepaid expenses and other current assets                          3,283        2,550
                                                                   ---------    ---------
        Total current assets                                          81,219       88,012

Noncurrent assets
    Deferred income taxes                                              2,016        2,016
    Intangible assets, net                                            22,043       22,715
    Pension intangible asset                                             615          467
    Other noncurrent assets                                            2,087        2,284
    Property, plant and equipment, net                                56,783       56,072
                                                                   ---------    ---------
        Total assets                                               $ 164,763    $ 171,566
                                                                   =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                     $  17,429    $  16,955
    Accounts payable                                                  15,034       15,655
    Accrued payroll and related taxes                                  7,113        8,476
    Other accrued expenses                                             7,618        9,032
    Accrued income taxes                                                --            293
    Current portion of long-term debt                                  3,229        6,437
                                                                   ---------    ---------
        Total current liabilities                                     50,423       56,848

Noncurrent liabilities
    Long-term debt, less current portion                              14,838       15,437
    Deferred income taxes                                              3,679        3,671
    Retirement benefits                                                5,817        5,309
                                                                   ---------    ---------
        Total noncurrent liabilities                                  24,334       24,417
Stockholders' equity
    Preferred stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                    --           --
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,164,745 and 16,162,661 shares issued and outstanding
        (excluding 4,328 and 4,328 shares in treasury)                    16           16
    Additional paid-in-capital                                        37,801       37,780
    Unearned compensation                                             (2,429)      (2,742)
    Accumulated other comprehensive income                               954        3,171
    Retained earnings                                                 53,664       52,076
                                                                   ---------    ---------
        Total stockholders' equity                                    90,006       90,301
                                                                   ---------    ---------
        Total liabilities and stockholders' equity                 $ 164,763    $ 171,566
                                                                   =========    =========


See notes to unaudited condensed consolidated financial statements.

                               CUNO INCORPORATED
               STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                            (dollars in thousands)


                                                                          THREE MONTHS ENDED
                                                                              JANUARY 31,
                                                                            1999       1998
                                                                          -------    -------
OPERATING ACTIVITIES
   Net income                                                             $ 1,588    $ 2,533
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                         2,054      1,822
      Noncash compensation recognized under employee stock plans              240        452
      Gain on sale of property, plant and equipment                            (1)      (303)
      Pension costs in excess of funding                                      427        321
      Deferred income taxes                                                   520        229
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                              2,660        121
           Inventories                                                        792       (872)
           Prepaid expenses and other current assets                         (561)    (1,086)
           Accounts payable and accrued expenses                           (2,485)    (3,274)
           Accrued income taxes                                              (510)       302
                                                                          -------    -------
Net cash provided by operating activities                                   4,724        245

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                   --          481
      Acquisition of companies, net of cash acquired                         --       (2,209)
      Capital expenditures                                                 (3,085)    (1,777)
                                                                          -------    -------
Net cash used for investing activities                                     (3,085)    (3,505)

FINANCING ACTIVITIES
      Proceeds from long-term debt                                          1,600      3,892
      Principal payments on long-term debt                                 (5,347)      (754)
      Net borrowings under bank loans                                         658      1,078
                                                                          -------    -------
Net cash (used for) provided by financing activities                       (3,089)     4,216

Effect of exchange rate changes on cash and cash equivalents                   58       (164)
                                                                          -------    -------
Net change in cash and cash equivalents                                    (1,392)       792
Cash and cash equivalents -- beginning of period                            4,433      3,416
                                                                          -------    -------
Cash and cash equivalents -- end of period                                $ 3,041    $ 4,208
                                                                          =======    =======


See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 1999

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

         CUNO Incorporated (the "Company" or "CUNO") designs, manufactures and markets a comprehensive line of filtration products for the separation, clarification and purification of liquids and gases. The Company's products, which include proprietary depth filters and semi-permeable membrane filters, are sold in the healthcare, fluid processing and potable water markets throughout the world.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended October 31, 1998.

         In connection with the adoption of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", certain reclassifications have been made to the prior year amounts to conform with the current presentation.

NOTE 2 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

                                                    JANUARY 31,     JANUARY 31,
                                                       1999            1998
                                                    -----------     -----------
NUMERATOR:

Net income                                         $  1,588,000    $  2,533,000
                                                   ============    ============

DENOMINATORS:

Weighted average shares outstanding                  16,168,961      16,057,216
 Issued but unearned performance shares                 (91,553)       (180,155)
 Issued but unearned restricted shares                  (42,853)        (26,581)
                                                   ------------    ------------
 DENOMINATOR FOR BASIC EARNINGS PER SHARE            16,034,555      15,850,480
                                                   ============    ============

 Weighted average shares outstanding                 16,168,961      16,057,216
 Effect of dilutive employee stock options               30,595          52,415
                                                   ------------    ------------
 DENOMINATOR FOR DILUTED EARNINGS PER SHARE          16,199,556      16,109,631
                                                   ============    ============

Basic earnings per share                           $       0.10    $       0.16
Diluted earnings per share                         $       0.10    $       0.16

NOTE 3 - INVENTORIES

         Inventories consist of the following:

                                                    JANUARY 31,        OCTOBER 31,
                                                       1999                1998
                                                    -----------        -----------
Raw materials                                        $ 9,809              11,139
Work-in-process                                        3,152               3,703
Finished goods                                        12,915              12,804
                                                     -------             -------

                                                     $25,876             $27,646
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


NOTE 4 - NEW ACCOUNTING STANDARD

         The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" effective November 1, 1998. This Statement requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has elected to disclose this information in its Statement of Stockholders' Equity. Total comprehensive income (loss) was comprised of the following (in thousands of dollars):

                                                          THREE MONTHS ENDED
                                                      JANUARY 31,     JANUARY 31,
                                                         1999            1998
                                                      -----------     -----------
Net income                                             $ 1,588          $ 2,533
Foreign currency translation adjustments                (2,217)          (1,110)
                                                       -------          -------
         Total comprehensive (loss) income             $  (629)         $ 1,423
                                                       =======          =======

NOTE 5 - OTHER INCOME, NET

         Other income, net as reported in the accompanying Consolidated Statements of Income consisted of the following (amounts in thousands):


                                                           THREE MONTHS ENDED
                                                      JANUARY 31,      JANUARY 31,
                                                          1999             1998
                                                      -----------      -----------
Interest income                                          $  45            $  33
Exchange gains                                             213               94
Gain on sale of property, plant and equipment                1              303
Other expenses                                             (90)            (124)
                                                         -----            -----
                                                         $ 169            $ 306
                                                         =====            =====


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JANUARY 31, 1999 VS. THREE MONTH PERIOD ENDED JANUARY 31, 1998

NET SALES

         The Company had net sales of $50.6 million in the first quarter of fiscal 1999 representing a 15.0 percent increase over 1998's first quarter sales of $44.0 million. Currency values had an immaterial effect on overseas net sales (quarter over quarter) when translated from local currency into US dollars.

         Sales from US operations increased $5.9 million or 26.6 percent led by a strong performance in the Water Group. The Water Group's recently introduced range of new appliance filters designed to target the OEM market, as well as the purchase of Chemical Engineering Corporation, a manufacturer of water treatment equipment in March 1998, are primarily responsible for the increase. Sales from overseas operations increased $0.7 million or 3.1 percent. Local currency sales in Europe, Australia and Brazil increased 4.6 percent, 16.9 percent and 12.0 percent, respectively. The continuing depressed economies in the Asian region have reduced sales in Japan and Singapore as compared to the same period in the prior year.

GROSS PROFIT

         The Company's gross profit increased $0.9 million to $19.9 million in the first quarter of 1999 from $19.0 million in the first quarter of 1998. Gross profit as a percentage of net sales decreased to 39.2 percent from 43.1 percent. This decrease is attributable to a higher mix of Water Group sales that generally carry a lower gross margin than sales to either the healthcare or fluid processing markets; start-up costs primarily associated with a new product in the Water Group; and, higher manufacturing costs in the US membrane operation associated with the introduction of new manufacturing processes. Additionally, pricing pressure on certain products sold in Japan also contributed to the decline in gross margin.

OPERATING EXPENSES

         Selling, general, and administrative expenses increased by $2.0 million in the first quarter of 1999 over the fist quarter of 1998, representing a 16.0 percent increase. Approximately $1.0 million of the increase relates to normal operating expenses attributed to companies acquired subsequent to the first quarter of 1998, but prior to the first quarter of 1999. Results of operations for acquired companies are included in the accompanying financial statements from the date of acquisition. Research, development and engineering expenses were relatively flat quarter over quarter.

OPERATING INCOME

         As a result of the above, operating income decreased $1.1 million, or
29.1 percent, to $2.7 million or 5.3 percent of sales in the first quarter of 1999 as compared to $3.8 million or 8.6 percent of sales in the first quarter of 1998.

NONOPERATING ACTIVITY

         Interest expense increased to $0.4 million in the first quarter of 1999 from $0.2 million in the first quarter of fiscal 1998. The increase in interest expense primarily results from an increase in debt associated with acquisitions and the expansion of the Company's manufacturing capabilities throughout fiscal year 1998. As detailed in Note 5 to the condensed financial statements, other income in the first quarter of 1998 benefited from the sale of a tract of land in Australia, which was unrelated to the business, resulting in a gain of $0.3 million.

INCOME TAXES

         The Company's effective income tax rate for the first quarter of 1999 was 36.6% compared to 35.0% in the first quarter of 1998. The increase reflects a change in the mix of income attributed to various countries and their taxing authorities in which the Company does business.

FINANCIAL POSITION AND LIQUIDITY

         The Company assesses its liquidity in terms of its ability to generate cash to fund operating and investing activities. Of particular importance in the management of liquidity are cash flows generated by operating activities, capital expenditure levels and adequate bank financing alternatives.

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

         Set forth below is selected key cash flow data (in thousands of dollars):

Source/(Use) of Cash

                                                             THREE MONTHS ENDED
                                                                 JANUARY 31,
                                                              1999        1998
                                                              ----        ----
OPERATING ACTIVITIES:
Net cash provided by net income plus depreciation,
   amortization and non-cash compensation                   $ 3,882     $ 4,807
Accounts receivable                                           2,660         121
Inventories                                                     792        (872)
Net cash provided by operating activities                     4,724         245

INVESTING ACTIVITIES:
Capital expenditures                                         (3,085)     (1,777)
Acquisition of companies, net of cash acquired                 --        (2,209)

FINANCING ACTIVITIES:
Net change in total debt                                     (3,089)      4,216


         The net cash provided by net income plus depreciation, amortization and non-cash compensation is an important measurement of cash generated from the earnings process before significant non-cash charges. The decrease in net income plus depreciation, amortization and non-cash compensation of $0.9 million reflects the Company's reduced gross profit margin and increased selling, general and administrative expenses as discussed previously above. Accounts receivable were reduced $2.7 million during the first quarter of 1999 due largely to a concentrated effort by management to improve collections worldwide. Inventories were reduced $0.8 million in the first quarter of 1999 (vs. an increase of $0.9 million in the first quarter of 1998) due to a reduction of inventory in the Water Group which was built-up during the fourth quarter of 1998 to support the first quarter launch of new products.

         Capital expenditures amounted to $3.1 million in the first quarter of 1999 which were primarily comprised of purchases of machinery and equipment. During the first quarter of fiscal 1998, the Company completed two overseas acquisitions -- a distribution business in Europe and a product line in Australia which were comprised primarily of working capital -- for an aggregate purchase price of $2.2 million. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations are included in the Company's consolidated statements of operations from the date of acquisition.

         Due largely to the Company's strong cash flows from operating activities ($4.7 million) in the first quarter of 1999, the Company was able to reduce its long-term debt, on a net basis, by $3.1 million.

OTHER MATTERS

BRAZILIAN REAL DEVALUATION

         A significant devaluation in the Brazilian real took place late in the Company's first quarter. The Company has a subsidiary located in Brazil which accounted for approximately 7% of consolidated net sales in 1998. Although this event had a minimal impact on this subsidiary's results of operations in the first quarter, any future effects on the business climate in the region are yet to be determined. A significant portion of the products sold by the subsidiary in Brazil are manufactured locally - this should help to minimize the impact of the devaluation on future earnings. See "Market Risk Disclosures" below.

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that business enterprises report in their footnotes certain revenue, expense, profit and asset information by operating segment and other related disclosures. Operating segments are components of an enterprise whose performance is regularly reviewed by management. As required, the Company expects to adopt this standard in its 1999 fourth quarter reporting cycle.

         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement does not change the measurement or recognition of pension and other postretirement benefit plans, but it does revise the disclosure requirements. The adoption of this statement will have no impact on the Company's consolidated results of operations, financial position or cash flows. As required, the Company plans to adopt this statement in its 1999 fourth quarter reporting cycle.

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


COMPLIANCE WITH YEAR 2000

         The Company has substantially completed its internal program to remediate its Year 2000 requirements. It has completed the remediation of its information technology systems and has made substantial progress in remediating its non-information technology. All non-information technology remediation is expected to be completed in the third quarter of 1999. The Company continues to communicate with its suppliers, customers and other service providers to determine the extent of the Company's exposure to the failure of third parties to remediate their own Year 2000 needs.

         The most likely worst case scenario would be that a failure by the Company or one or more of its vendors or suppliers to adequately and timely address the Year 2000 issue could interrupt manufacturing of the Company's products for an indeterminable period of time. The Company is identifying alternative vendors should a vendor's ability to meet the Company's raw material and supply requirements be impacted by the Year 2000 issue. In conjunction with this effort, the Company continuously monitors its action plans to address its Year 2000 requirements, including contingencies to address unforeseen problems. This is potentially a significant issue for most, if not all, companies, with implications which can not be anticipated or predicted with any degree of certainty.

         The risk to CUNO resulting from the failure of the Company's own information systems or third parties to attain Year 2000 readiness is similar to other manufacturing firms and business enterprises. These risks include (1) disruptions in information systems used for transaction processing, (2) disruptions in factories and facilities used in the manufacturing process, (3) disruptions in the supply of raw materials and other components from major vendors, and (4) disruptions in the shipment of manufactured goods to major customers due to their Year 2000 noncompliance.

         The Company is expensing software maintenance or modification costs as incurred. The costs of new leased software is being expensed over the term of the lease while items of a capital nature are being depreciated over their estimated useful lives. For expenditures related to Year 2000 to date, the Company has expensed approximately $50,000 in maintenance or modification costs (excluding operating lease payments for new systems implemented as part of the spin-off) and capitalized approximately $100,000. Based on information currently available, the total remaining maintenance or modification costs are not expected to be material, while future purchases of a capital nature are expected to be approximately $300,000.

         The costs of this project and its completion date are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third party remediation plans, and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

EUROPEAN ECONOMIC AND MONETARY UNION

         On January 1, 1999, the Euro became the official currency of the European Economic and Monetary Union (the "Union"). Companies in the Union may begin conducting their business operations in the new currency, however the previous local currencies in those countries may continue to be used as legal tender through January 1, 2002.

         The Company has completed its plans and implemented its program to accommodate the new currency. Software used by the Company at its European facilities, as well as new software being implemented, is capable of handling multi-currencies, including the Euro. As such, the Company is able to accept customer or supplier orders in either the new Euro or the previous local currency. The Company is addressing the Euro's impact on its operations (e.g. banking, payroll processing, pricing, currency hedging requirements, etc.) The estimated costs of required system modifications and other operational changes are not expected to be material to the Company.

MARKET RISK DISCLOSURES

         Other than the "Brazilian Real Devaluation" discussed previously above, there have been no material changes in the information reported in the Company's Form 10-K for the year ended October 31, 1998 under the "Market Risk Disclosures" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.


FORWARD LOOKING INFORMATION

         The Company wants to provide stockholders and investors with more meaningful and useful information and therefore, this quarterly report describes the Company's belief regarding business conditions and the outlook for the Company, which reflects currently available information. These forward looking statements are subject to risks and uncertainties which, as described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended October 31, 1998, could cause the Company's actual results or performance to differ materially from those expressed herein. The Company assumes no obligation to update the information contained in this quarterly report.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Documents filed as part of this report.

Exhibit  10 - Material Contracts

         10.21 Termination and Change of Control Agreement - Frederick C. Flynn, Jr. dated January 21, 1999

         10.22    Ronald C. Drabik - Agreement and General Release

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



CUNO INCORPORATED



Date     March 4, 1999
     ----------------------

By /s/ Frederick C. Flynn, Jr.
   ---------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer,
Treasurer and Assistant Secretary


By /s/ Timothy B. Carney
   ---------------------------
Timothy B. Carney
Vice President, Controller,
and Assistant Secretary