Form 10-Q
period 1999-04-30
CUNO INC
filed 1999-06-04
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999   Commission file number 000-21109


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

Common Stock, .001 Par Value -- 16,256,283 shares as of April 30, 1999.

                                CUNO INCORPORATED


                                                                            Page

Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

            Consolidated Statements of Income - Three months ended
            April 30, 1999 and 1998                                            1

            Consolidated Statements of Income - Six months ended
            April 30, 1999 and 1998                                            2

            Consolidated Balance Sheets - April 30,  1999 and
            October 31, 1998                                                   3

            Consolidated Statements of Cash Flows - Six months ended
            April 30, 1999 and 1998                                            4

            Notes to Unaudited Condensed Consolidated Financial Statements     5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          8

Part II.    Other Information

Item 4.     Submission of Matters to a Vote of Security Holders               14

Item 6.     Exhibits and Reports on Form 8-K                                  14


Signatures                                                                    15

                                CUNO INCORPORATED
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)


                                                          THREE MONTHS ENDED
                                                                APRIL 30,
                                                         1999              1998
                                                     ------------      ------------
Net sales                                            $     54,027      $     51,311
Less costs and expenses:
    Cost of products sold                                  30,120            28,441
    Selling, general and administrative expenses           15,457            13,847
    Research, development and engineering                   2,955             2,700
                                                     ------------      ------------
                                                           48,532            44,988
                                                     ------------      ------------

Operating income                                            5,495             6,323

Nonoperating income (expense):
    Interest expense                                         (297)             (309)
    Other income, net                                          64               184
                                                     ------------      ------------
                                                             (233)             (125)
                                                     ------------      ------------

Income before income taxes                                  5,262             6,198

Provision for income taxes                                  1,947             2,169
                                                     ------------      ------------
Net income                                           $      3,315      $      4,029
                                                     ============      ============


Basic earnings per common share                      $       0.21      $       0.25

Diluted earnings per common share                    $       0.20      $       0.25

Basic shares outstanding                               16,066,882        15,910,791

Diluted shares outstanding                             16,259,528        16,274,109

See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)


                                                            SIX MONTHS ENDED
                                                               APRIL 30,
                                                         1999              1998
                                                     ------------      ------------
Net sales                                            $    104,653      $     95,331
Less costs and expenses:
    Cost of products sold                                  60,880            53,498
    Selling, general and administrative expenses           29,777            26,193
    Research, development and engineering                   5,807             5,515
                                                     ------------      ------------
                                                           96,464            85,206
                                                     ------------      ------------
Operating income                                            8,189            10,125

Nonoperating income (expense):
    Interest expense                                         (655)             (522)
    Other income, net                                         233               490
                                                     ------------      ------------
                                                             (422)              (32)
                                                     ------------      ------------
Income before income taxes                                  7,767            10,093

Provision for income taxes                                  2,864             3,531
                                                     ------------      ------------
Net income                                           $      4,903      $      6,562
                                                     ============      ============
Basic earnings per common share                      $       0.31      $       0.41

Diluted earnings per common share                    $       0.30      $       0.41

Basic shares outstanding                               16,034,545        15,880,636

Diluted shares outstanding                             16,232,053        16,195,241

See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)


                                                                     APRIL 30,      OCTOBER 31,
                                                                       1999            1998
                                                                     ---------      ----------
ASSETS
Current assets
    Cash and cash equivalents                                        $   3,378      $   4,433
    Accounts receivable, less allowances for
      doubtful accounts of $1,043 and $1,179, respectively              43,004         45,963
    Inventories                                                         27,494         27,646
    Deferred income taxes                                                7,256          7,420
    Prepaid expenses and other current assets                            2,994          2,550
                                                                     ---------      ---------
        Total current assets                                            84,126         88,012

Noncurrent assets
    Deferred income taxes                                                1,976          2,016
    Intangible assets, net                                              23,103         22,715
    Pension intangible asset                                               540            467
    Other noncurrent assets                                              2,313          2,284
    Property, plant and equipment, net                                  57,417         56,072
                                                                     ---------      ---------
        Total assets                                                 $ 169,475      $ 171,566
                                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                       $  17,718      $  16,955
    Accounts payable                                                    14,628         15,655
    Accrued payroll and related taxes                                    8,195          8,476
    Other accrued expenses                                               7,809          9,032
    Accrued income taxes                                                   879            293
    Current portion of long-term debt                                    3,290          6,437
                                                                     ---------      ---------
        Total current liabilities                                       52,519         56,848

Noncurrent liabilities
    Long-term debt, less current portion                                13,368         15,437
    Deferred income taxes                                                3,743          3,671
    Retirement benefits                                                  5,676          5,309
                                                                     ---------      ---------
        Total noncurrent liabilities                                    22,787         24,417
Stockholders' equity
    Preferred stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                        --             --
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,256,283 and 16,162,661 shares issued and outstanding
        (excluding 4,328 shares in treasury)                                16             16
    Additional paid-in-capital                                          39,127         37,780
    Unearned compensation                                               (2,643)        (2,742)
    Accumulated other comprehensive income                                 690          3,171
    Retained earnings                                                   56,979         52,076
                                                                     ---------      ---------
        Total stockholders' equity                                      94,169         90,301
                                                                     ---------      ---------
        Total liabilities and stockholders' equity                   $ 169,475      $ 171,566
                                                                     =========      =========

See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                             (dollars in thousands)


                                                                              SIX MONTHS ENDED
                                                                                   APRIL 30,
                                                                              1999          1998
                                                                            --------      --------
OPERATING ACTIVITIES
   Net income                                                               $  4,903      $  6,562
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                            3,995         3,700
      Non-cash compensation recognized under employee stock plans                652         1,231
      Gain on sale of property, plant and equipment                               (1)         (330)
      Pension costs in excess of funding                                         391           191
      Deferred income taxes                                                      160          (376)
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                 1,280        (1,090)
           Inventories                                                          (797)       (1,223)
           Prepaid expenses and other current assets                            (744)       (1,596)
           Accounts payable and accrued expenses                                (784)       (1,227)
           Accrued income taxes                                                  466          (975)
                                                                            --------      --------
Net cash provided by operating activities                                      9,521         4,867

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                        --           618
      Acquisition of companies, net of cash acquired                          (1,000)       (9,530)
      Capital expenditures                                                    (5,644)       (4,656)
                                                                            --------      --------
Net cash used for investing activities                                        (6,644)      (13,568)

FINANCING ACTIVITIES
      Proceeds from long-term debt                                             5,300        12,792
      Principal payments on long-term debt                                   (10,696)       (1,674)
      Net borrowings under bank loans                                          1,285          (141)
      Proceeds from stock options exercised                                      118            --
                                                                            --------      --------
Net cash (used for) provided by financing activities                          (3,993)       10,977

Effect of exchange rate changes on cash and cash equivalents                      61          (112)
                                                                            --------      --------
Net change in cash and cash equivalents                                       (1,055)        2,164
Cash and cash equivalents -- beginning of period                               4,433         3,416
                                                                            --------      --------
Cash and cash equivalents -- end of period                                  $  3,378      $  5,580
                                                                            ========      ========

See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1999

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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended October 31, 1998.

      In connection with the adoption of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", certain reclassifications have been made to the prior year amounts to conform with the current presentation.

NOTE 2 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

                                                   APRIL 30,        APRIL 30,
                                                     1999             1998
                                                 ------------      ------------
NUMERATOR:

 Net income                                      $  3,315,000      $  4,029,000
                                                 ============      ============

DENOMINATORS:

 Weighted average shares outstanding               16,216,983        16,151,105
 Issued but unearned performance shares              (123,790)         (188,191)
 Issued but unearned restricted shares                (26,311)          (52,123)
                                                 ------------      ------------
 DENOMINATOR FOR BASIC EARNINGS PER SHARE          16,066,882        15,910,791
                                                 ============      ============

 Weighted average shares outstanding               16,216,983        16,151,105
 Effect of dilutive employee stock options             42,545           123,004
                                                 ------------      ------------
 DENOMINATOR FOR DILUTED EARNINGS PER SHARE        16,259,528        16,274,109
                                                 ============      ============

     Basic earnings per share                    $       0.21      $       0.25
     Diluted earnings per share                  $       0.20      $       0.25

      The following table sets forth the computation of basic and diluted earnings per share for the six months ended:

                                                  APRIL 30,          APRIL 30,
                                                    1999               1998
                                                 ------------      ------------
NUMERATOR:

 Net income                                      $  4,903,000      $  6,562,000
                                                 ============      ============

DENOMINATORS:

 Weighted average shares outstanding               16,191,218        16,104,161
 Issued but unearned performance shares              (128,458)         (184,173)
 Issued but unearned restricted shares                (28,215)          (39,352)
                                                 ------------      ------------
 DENOMINATOR FOR BASIC EARNINGS PER SHARE          16,034,545        15,880,636
                                                 ============      ============

 Weighted average shares outstanding               16,191,218        16,104,161
 Effect of dilutive employee stock options             40,835            91,080
                                                 ------------      ------------
 DENOMINATOR FOR DILUTED EARNINGS PER SHARE        16,232,053        16,195,241
                                                 ============      ============

     Basic earnings per share                    $       0.31      $       0.41
     Diluted earnings per share                  $       0.30      $       0.41

NOTE 3 - INVENTORIES

      Inventories consist of the following:

                                                    APRIL 30,        OCTOBER 31,
                                                      1999             1998
                                                     -------          -------
Raw materials                                        $10,069           11,139
Work-in-process                                        2,927            3,703
Finished goods                                        14,498           12,804
                                                     -------          -------
                                                     $27,494          $27,646
                                                     =======          =======

      Inventories are stated at the lower of cost or market. Inventories in the United States are primarily valued by the last-in, first-out (LIFO) cost method. The primary method used for all other inventories is first-in, first-out (FIFO). An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.


NOTE 4 - NEW ACCOUNTING STANDARD

      The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" effective November 1, 1998. This Statement requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has elected to disclose this information in its Statement of Stockholders' Equity. Total comprehensive income was comprised of the following (amounts in thousands):

                                                          THREE MONTHS ENDED
                                                       APRIL 30,       APRIL 30,
                                                         1999            1998
                                                        -------         -------
Net income                                              $ 3,315         $ 4,029
Other comprehensive loss - foreign
currency translation adjustments                           (264)           (250)
                                                        -------         -------
             Total comprehensive income                 $ 3,051         $ 3,779
                                                        =======         =======

                                                           SIX MONTHS ENDED
                                                       APRIL 30,       APRIL 30,
                                                         1999            1998
                                                        -------         -------
Net income                                              $ 4,903         $ 6,562
Other comprehensive loss - foreign
currency translation adjustments                         (2,481)         (1,360)
                                                        -------         -------
             Total comprehensive income                 $ 2,422         $ 5,202
                                                        =======         =======

NOTE 5 - OTHER INCOME, NET

      Other income, net as reported in the accompanying Consolidated Statements of Income consisted of the following (amounts in thousands):

                                                           THREE MONTHS ENDED
                                                        APRIL 30,       APRIL 30,
                                                           1999           1998
                                                          ------         ------
Interest income                                           $   38         $   40
Exchange gains (losses)                                       18            (14)
Gain on sale of property, plant and equipment                 --             27
Other income                                                   8            131
                                                          ------         ------
                                                          $   64         $  184
                                                          ======         ======


                                                            SIX MONTHS ENDED
                                                         APRIL 30,      APRIL 30,
                                                           1999           1998
                                                          -------        -------
Interest income                                           $    83        $    73
Exchange gains                                                231             80
Gain on sale of property, plant and equipment                   1            330
Other (expenses) income                                       (82)             7
                                                          -------        -------
                                                          $   233        $   490
                                                          =======        =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED APRIL 30, 1999 VS. THREE MONTH PERIOD ENDED APRIL 30, 1998

NET SALES

      The Company had record net sales of $54.0 million in the second quarter of fiscal 1999 representing a 5.3 percent increase over 1998's second quarter sales of $51.3 million. Had currency values been unchanged from the second quarter of fiscal 1998, net sales for the second quarter of 1999 would have been $1.1 million higher, or 7.5 percent greater overall than the comparable period in fiscal 1998.

      North American sales increased 11.3 percent in the second quarter as compared to the same quarter in 1998. North American Water Group sales were responsible for virtually all this growth. The Water Group (within the potable water market) recently launched a series of new filters designed for appliances and these products have led the growth within this Group. Second quarter Latin American sales declined 23.8% percent from the same quarter last year, but increased 23.5% when expressed in local currency. See "Brazilian Real Devaluation" below for further details. Sales in Europe were virtually unchanged as compared to the same period in 1998, and Asia/Pacific sales were up slightly. Economic conditions continue to be weak in Japan, but certain markets have shown signs of stabilizing and even strengthening in other parts of Asia over the past three months.

      The following table displays the Company's sales by market (amounts in thousands):

                                    THREE MONTHS ENDED                  CURRENCY
                                   APRIL 30,    APRIL 30,    PERCENT    ADJUSTED
                                     1999         1998       CHANGE      CHANGE
                                    -------      -------      ----        ----
Potable Water                       $21,170      $16,134      31.2%       35.0%
Fluid Processing                     18,012       18,838      (4.4%)      (3.8%)
Healthcare                           14,845       16,339      (9.1%)      (6.7)%
                                    -------      -------      ----        ----
             Total sales            $54,027      $51,311       5.3%        7.5%
                                    =======      =======      ====        ====

      The 31.2 percent increase in Potable Water sales was primarily driven by volume in North America associated with the aforementioned appliance filters. The decrease in Fluid Processing sales primarily reflects the continued weakness in the semiconductor markets as well as a worldwide slowdown in petroleum exploration and production caused by the recently depressed oil prices. A decline in sales of the Company's diagnostic membrane products was the primary reason for the 9.1 percent reduction in Healthcare sales in the second quarter as compared to the same period last year. Business conditions in the market remain sound and the decline is not expected to persist beyond the end of the current fiscal year.

GROSS PROFIT

      The Company's gross profit increased $1.0 million to $23.9 million in the second quarter of 1999 from $22.9 million in the second quarter of 1998. Gross profit as a percentage of net sales was relatively flat quarter over quarter (44.3 percent in 1999 vs. 44.6 percent in 1998). This slight decrease is attributable to a lower mix of healthcare sales that generally carry a higher gross margin than sales to either the potable water or fluid processing markets as well as the effect of exporting product from the US for sale in Brazil during the Real's rapid devaluation. The gross margin increased from 39.2 percent in the fiscal 1999 first quarter.

OPERATING EXPENSES

      Selling, general, and administrative expenses increased by $1.6 million in the second quarter of 1999 over the second quarter of 1998, representing an 11.6 percent increase. Administrative and selling expenses increased $1.6 million reflecting the Company's expansion of its sales force, and the timing of certain employee-related expenses and promotional events. Research, development and engineering expenses increased 9.4 percent in the second quarter of 1999 reflecting the Company's continued emphasis on the development of new products.

OPERATING INCOME

      As a result of the above, operating income decreased $.8 million, or 13.1 percent, to $5.5 million or 10.2 percent of sales in the second quarter of 1999 as compared to $6.3 million or 12.3 percent of sales in the second quarter of 1998.

NONOPERATING ACTIVITY

      Interest expense was relatively flat ($0.3 million) quarter over quarter as the level of debt outstanding was also comparable. See "Financial Position and Liquidity" below. As detailed in Note 5 to the condensed consolidated financial statements, other income, net was also comparable quarter over quarter as no material activity occurred in either of the two quarters.

INCOME TAXES

      The Company's effective income tax rate for the second quarter of 1999 was 37.0% compared to 35.0% in the second quarter of 1998. The increase reflects a change in the mix of income attributed to various countries and their taxing authorities in which the Company does business.

SIX MONTH PERIOD ENDED APRIL 30, 1999 VS. SIX MONTH PERIOD ENDED APRIL 30, 1998

NET SALES

      The Company had net sales of $104.7 million in the first six months of fiscal 1999 representing a 9.8 percent increase over 1998's comparable sales of $95.3 million. Currency values had a negligible effect on overseas net sales (period over period) when translated from local currency into US dollars.

      Led by a strong performance in the Water Group, North American sales increased 18.2 percent in the first six months of 1999 over the comparable period in 1998. The Water Group's line of appliance filters were especially successful during this period. Additionally, Chemical Engineering Corporation, a manufacturer of water treatment equipment which was purchased in March of last year, was only included in the 1998 results for two months. Latin American sales declined 14.7 percent during the first six months of 1999 as compared to the same period last year; however, when stated in local currency, sales increased 18.1%. For a discussion of the currency impact in that region, see "Brazilian Real Devaluation" below. Sales in Europe and Asia/Pacific were relatively unchanged during the first six months of the year when compared to the first six months of last year.

      The following table displays the Company's sales by market (amounts in thousands):

                                      SIX MONTHS ENDED                  CURRENCY
                                    APRIL 30,    APRIL 30,   PERCENT    ADJUSTED
                                      1999         1998       CHANGE     CHANGE
                                    --------     --------     -----       -----
Potable Water                       $ 41,641     $ 27,897     $49.3%       52.2%
Fluid Processing                      35,067       36,765      (4.6%)      (5.3%)
Healthcare                            27,945       30,669      (8.9%)      (8.1)%
                                    --------     --------     -----       -----
             Total sales            $104,653     $ 95,331       9.8%       10.6%
                                    ========     ========     =====       =====

      The 49.3 percent increase in potable water sales was primarily driven by volume increases associated with the aforementioned appliance filters. The decrease in Fluid Processing sales is primarily attributed to the continued slowdown in the electronics and oil & gas industries. The decrease in healthcare sales is related to an expected temporary decline in the sale of diagnostic membrane products.

GROSS PROFIT

      The Company's gross profit increased $1.9 million to $43.8 million in the first six months of 1999 from $41.8 million in the first six months of 1998. Gross profit as a percentage of net sales decreased to 41.8 percent from 43.9 percent. This decrease was primarily generated in the first quarter of fiscal 1999 and is attributable to a higher mix of Water Group sales that generally carry a lower gross margin than sales to either the healthcare or fluid processing markets; start-up costs primarily associated with a new product in the Water Group; and, higher manufacturing costs in the US membrane operation associated with the introduction of new manufacturing processes. Additionally, pricing pressure on certain products sold in Japan also contributed to the decline in gross margin.

OPERATING EXPENSES

      Selling, general, and administrative expenses increased by $3.6 million in the six months of 1999 over the comparable period in 1998, representing a 13.7 percent increase. Approximately $1.0 million of the increase relates to normal operating expenses attributed to companies acquired subsequent to the first quarter of 1998, but prior to the first quarter of 1999. Results of operations for acquired companies are included in the accompanying financial statements from the date of acquisition. Additionally, selling expenses increased $2.8 million reflecting the Company's continued expansion of its marketing efforts. Research, development and engineering expenses increased a moderate 5.3 percent period over period.

OPERATING INCOME

      As a result of the above, operating income decreased $1.9 million, or 19.1 percent, to $8.2 million or 7.8 percent of sales in the first six months of 1999 as compared to $10.1 million or 10.6 percent of sales in the first six months of 1998.

NONOPERATING ACTIVITY

      Interest expense increased to $0.7 million in the first six months of 1999 from $0.5 million in the first six months of fiscal 1998. The increase in interest expense primarily results from an increase in debt associated with acquisitions and the expansion of the Company's manufacturing capabilities, beginning primarily in the second quarter of fiscal year 1998. As detailed in
Note 5 to the condensed consolidated
financial statements, other income in the first quarter of 1998 benefited from the sale of a tract of land in Australia, which was unrelated to the business, resulting in a pre-tax gain of $0.3 million.

INCOME TAXES

      The Company's effective income tax rate for the first six months of 1999 was 36.9% compared to 35.0% in the first six months 1998. The increase reflects a change in the mix of income attributed to various countries and their taxing authorities in which the Company does business.

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

      Set forth below is selected key cash flow data (in thousands of dollars):

Source/(Use) of Cash

                                                           SIX MONTHS ENDED
                                                               APRIL 30,
                                                           1999         1998
                                                         --------      --------
OPERATING ACTIVITIES:
Net cash provided by net income plus depreciation,
amortization and non-cash compensation                   $  9,550      $ 11,493
Accounts receivable                                         1,280        (1,090)
Accrued income taxes                                          466          (975)
Net cash provided by operating activities                   9,521         4,867

INVESTING ACTIVITIES:
Capital expenditures                                       (5,644)       (4,656)
Acquisition of companies, net of cash acquired             (1,000)       (9,530)

FINANCING ACTIVITIES:
Net change in total debt                                   (4,111)       10,977


      The net cash provided by net income plus depreciation, amortization and non-cash compensation is an important measurement of cash generated from the earnings process before significant non-cash charges. The decrease in net income plus depreciation, amortization and non-cash compensation of $1.9 million reflects the Company's reduced gross profit margin and increased selling, general and administrative expenses as discussed previously above. Accounts receivable were reduced $1.3 million during the first six months of 1999 (vs. an increase of $1.1 million in 1998) due largely to a concentrated effort by management to improve collections worldwide. Overall, improved management of accounts receivable, inventory, accounts payable and taxes payable contributed to the $4.7 million increase in cash flow provided by operating activities during the Company's first six months of 1999 compared to the prior year's first six months.

      Capital expenditures amounted to $5.6 million in the first six months of 1999 which were primarily comprised of purchases of machinery and equipment. In the second quarter of fiscal 1999, the Company made a planned $1.0 million contingent consideration payment related to the acquisition of Chemical Engineering Corporation. This payment was recorded as additional goodwill. During the first six months of fiscal 1998, the Company utilized $9.5 million of cash to complete the acquisition of Chemical Engineering Corporation and certain other distribution operations. All of the Company's acquisitions have been accounted for as purchases and, accordingly, the results of their operations are included in the Company's consolidated statements of operations from the date of acquisition.

      Due largely to the Company's strong cash flows from operating activities ($9.5 million) in the first six months of 1999, the Company was able to reduce its long-term debt, on a net basis, by $4.1 million.

OTHER MATTERS

BRAZILIAN REAL DEVALUATION

      CUNO has a subsidiary located in Brazil. A significant devaluation in the Brazilian Real took place late in the Company's first quarter. Throughout much of the Company's second quarter, the Real was relatively stable, albeit substantially weaker relative to the US Dollar as compared to the beginning of the Company's fiscal year. The Brazilian subsidiary accounted for approximately 7 percent of consolidated net sales in 1998. Although the Brazilian subsidiary remained profitable during fiscal 1999 and the devaluation had only a minimal impact on the Company's consolidated results of operations, any future effects on the business climate in this region are yet to be determined. A significant portion of the products sold by the subsidiary in Brazil are manufactured locally - this should continue to help minimize the impact of the devaluation on future earnings. See "Market Risk Disclosures" below.

COMPLIANCE WITH YEAR 2000

      The Company has substantially completed its internal program to remediate its Year 2000 requirements. It has completed the remediation of its information technology systems and has made substantial progress in remediating its non-information technology systems. All non-information technology remediation is expected to be completed in the third quarter of 1999. The Company continues to communicate with its suppliers, customers and other service providers to determine the extent of the Company's exposure to the failure of third parties to remediate their own Year 2000 needs.

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

      The Company is expensing software maintenance or modification costs as incurred. The costs of new leased software is being expensed over the term of the lease while items of a capital nature are being depreciated over their estimated useful lives. For expenditures related to Year 2000 to date, the Company has expensed approximately $50,000 in maintenance or modification costs (excluding operating lease payments for new systems implemented as part of the spin-off) and capitalized approximately $100,000. Based on information currently available, the total remaining maintenance or modification costs are not expected to be material, while future purchases of a capital nature are expected to be approximately $150,000.

      The costs of this project and its completion date are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third party remediation plans, and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

EUROPEAN ECONOMIC AND MONETARY UNION

      On January 1, 1999, the Euro became the official currency of the European Economic and Monetary Union (the "Union"). Companies in the Union may begin conducting their business operations in the new currency, however, the previous local currencies in those countries may also continue to be used as legal tender through January 1, 2002.

      The Company has completed its plans and implemented its program to accommodate the new currency. Software used by the Company at its European facilities, as well as new software being implemented, is capable of handling multi-currencies, including the Euro. As such, the Company is able to accept customer or supplier orders in either the new Euro or the previous local currency. The Company continues to address the Euro's impact on its operations (e.g. banking, payroll processing, pricing, currency hedging requirements, etc.) The estimated costs of required system modifications and other operational changes are not expected to be material to the Company.

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

(a)   The Corporation held its annual meeting of Stockholders on March 25, 1999.

(b) The following individuals were nominated and elected to serve a term of three years as Directors:

            Mr. Frederick C. Flynn, Jr.
            Mr. C. Edward Midgley
            Mr. Paul J. Powers
            Mr. David L. Swift

(c)   The stockholders voted on the following matters:

      1. Election of Directors -- the voting results for each nominee, all of whom were elected or reelected, are as follows:

            Name                          Votes For   Votes Withheld   Not Voted
            ----                          ---------   --------------   ---------
            Mr. Frederick C. Flynn, Jr   13,875,313       158,267      2,134,404
            Mr. C. Edward Midgley        13,820,528       213,052      2,134,404
            Mr. Paul J. Powers           13,734,116       299,464      2,134,404
            Mr. David L. Swift           13,876,831       156,749      2,134,404

      2. A proposal for the approval of the 1996 Stock Incentive Plan First Amendment was approved by a count of 8,549,608 votes for, 5,244,990 votes against, 167,325 votes abstaining, and 2,206,061 shares not voted.

      3. A proposal for the approval of the Non-Employee Directors' Stock Option Plan First Amendment was approved by a count of 11,294,165 votes for, 2,491,292 votes against, 176,466 votes abstaining, and 2,206,061 shares not voted.

      4. A proposal for the appointment of Ernst & Young LLP as independent auditors was approved by a count of 13,924,024 votes for, 79,048 votes against, 30,508 votes abstaining, and 2,134,404 shares not voted.


Item 6. Exhibits and Reports on Form 8-K

(a)   Documents filed as part of this report.

      Exhibit 10 - Material Contracts

      10.23 Employment Agreement - Frederick C. Flynn, Jr.

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



Date June 4, 1999


By /s/ Frederick C. Flynn, Jr.
   ---------------------------
   Frederick C. Flynn, Jr.
   Senior Vice President -
   Finance and Administration,
   Chief Financial Officer,
   Treasurer and Assistant Secretary


By /s/ Timothy B. Carney
   ---------------------------
   Timothy B. Carney
   Vice President, Controller,
   and Assistant Secretary