Form 10-Q
period 1999-07-31
CUNO INC
filed 1999-08-31
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999    Commission file number 000-21109


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

Common Stock,  .001 Par Value -- 16,260,087 shares as of July 31, 1999.

                                CUNO INCORPORATED

                                                                                                          Page
                                                                                                          ----
Part I.       Financial Information

Item 1.       Condensed Consolidated Financial Statements (Unaudited)

              Consolidated Statements of Income - Three months ended July 31, 1999 and 1998                  1

              Consolidated Statements of Income - Nine months ended July 31, 1999 and 1998                   2

              Consolidated Balance Sheets - July 31, 1999 and October 31, 1998                               3

              Consolidated Statements of Cash Flows - Nine months ended July 31, 1999 and 1998               4

              Notes to Unaudited Condensed Consolidated Financial Statements                                 5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                     8

Part II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                              14


Signatures                                                                                                  15

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                                  THREE MONTHS ENDED
                                                                       JULY 31,
                                                             1999                    1998
                                                             ----                    ----
Net sales                                                 $     56,348           $     53,254
Less costs and expenses:
    Cost of products sold                                       31,188                 28,331
    Selling, general and administrative expenses                15,044                 15,146
    Research, development and engineering                        2,811                  2,967
                                                          ------------           ------------
                                                                49,043                 46,444
                                                          ------------           ------------

Operating income                                                 7,305                  6,810

Nonoperating income (expense):
    Interest expense                                              (291)                  (354)
    Other income, net                                              (91)                   104
                                                          ------------           ------------
                                                                  (382)                  (250)
                                                          ------------           ------------

Income before income taxes                                       6,923                  6,560

Provision for income taxes                                       2,470                  2,327

                                                          ------------           ------------
Net income                                                $      4,453           $      4,233
                                                          ============           ============


Basic earnings per common share                           $       0.28           $       0.27

Diluted earnings per common share                         $       0.27           $       0.26

Basic shares outstanding                                    16,090,458             15,947,891

Diluted shares outstanding                                  16,396,254             16,298,820

See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                                  NINE MONTHS ENDED
                                                                       JULY 31,
                                                              1999                   1998
                                                              ----                   ----
Net sales                                                 $    161,001           $    148,585
Less costs and expenses:
    Cost of products sold                                       92,068                 81,829
    Selling, general and administrative expenses                44,821                 41,339
    Research, development and engineering                        8,618                  8,482
                                                          ------------           ------------
                                                               145,507                131,650
                                                          ------------           ------------

Operating income                                                15,494                 16,935

Nonoperating income (expense):
    Interest expense                                              (946)                  (876)
    Other income, net                                              142                    594
                                                          ------------           ------------
                                                                  (804)                  (282)
                                                          ------------           ------------

Income before income taxes                                      14,690                 16,653

Provision for income taxes                                       5,334                  5,858

                                                          ------------           ------------
Net income                                                $      9,356           $     10,795
                                                          ============           ============


Basic earnings per common share                           $       0.58           $       0.68

Diluted earnings per common share                         $       0.57           $       0.67

Basic shares outstanding                                    16,062,795             15,903,055

Diluted shares outstanding                                  16,288,431             16,229,433

See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)

                                                                           JULY 31,           OCTOBER 31,
                                                                             1999                1998
                                                                             ----                ----
ASSETS
Current assets
    Cash and cash equivalents                                             $   4,683           $   4,433
    Accounts receivable, less allowances for
      doubtful accounts of $1,111 and $1,179, respectively                   46,119              45,963
    Inventories                                                              27,009              27,646
    Deferred income taxes                                                     7,280               7,420
    Prepaid expenses and other current assets                                 3,119               2,550
                                                                          ---------           ---------
        Total current assets                                                 88,210              88,012

Noncurrent assets
    Deferred income taxes                                                     2,035               2,016
    Intangible assets, net                                                   22,891              22,715
    Pension intangible asset                                                    554                 467
    Other noncurrent assets                                                   2,373               2,284
    Property, plant and equipment, net                                       58,824              56,072
                                                                          ---------           ---------
        Total assets                                                      $ 174,887           $ 171,566
                                                                          =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                            $  17,331           $  16,955
    Accounts payable                                                         15,533              15,655
    Accrued payroll and related taxes                                         9,782               8,476
    Other accrued expenses                                                    7,330               9,032
    Accrued income taxes                                                      2,366                 293
    Current portion of long-term debt                                         1,726               6,437
                                                                          ---------           ---------
        Total current liabilities                                            54,068              56,848

Noncurrent liabilities
    Long-term debt, less current portion                                     11,756              15,437
    Deferred income taxes                                                     3,866               3,671
    Retirement benefits                                                       6,234               5,309
                                                                          ---------           ---------
        Total noncurrent liabilities                                         21,856              24,417
Stockholders' equity
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                             --                  --
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,260,087 and 16,256,283 shares issued and outstanding
        (excluding 4,328 shares in treasury)                                     16                  16
    Additional paid-in-capital                                               39,198              37,780
    Unearned compensation                                                    (2,203)             (2,742)
    Accumulated other comprehensive income                                      520               3,171
    Retained earnings                                                        61,432              52,076
                                                                          ---------           ---------
        Total stockholders' equity                                           98,963              90,301
                                                                          ---------           ---------
        Total liabilities and stockholders' equity                        $ 174,887           $ 171,566
                                                                          =========           =========

See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                                      NINE MONTHS ENDED
                                                                                           JULY 31,
                                                                                   1999                1998
                                                                                   ----                ----
OPERATING ACTIVITIES
   Net income                                                                    $  9,356           $ 10,795
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                                 6,136              5,613
      Non-cash compensation recognized under employee stock plans                   1,164              1,958
      Gains on sale of property, plant and equipment                                   (3)              (475)
      Pension costs in excess of (less than) funding                                  782               (117)
      Deferred income taxes                                                           285               (813)
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                     (1,378)            (2,015)
           Inventories                                                               (207)            (3,273)
           Prepaid expenses and other current assets                                 (942)            (1,715)
           Accounts payable and accrued expenses                                      837             (2,714)
           Accrued income taxes                                                     2,049                 49
                                                                                 --------           --------
Net cash provided by operating activities                                          18,079              7,293

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                             12                618
      Acquisition of companies, net of cash acquired                               (1,000)           (10,061)
      Capital expenditures                                                         (8,756)            (8,301)
                                                                                 --------           --------
Net cash used for investing activities                                             (9,744)           (17,744)

FINANCING ACTIVITIES
      Proceeds from long-term debt                                                  5,900             15,792
      Principal payments on long-term debt                                        (14,552)            (4,694)
      Net borrowings under short-term bank loans                                      423                953
      Proceeds from stock options exercised                                           118                 --
                                                                                 --------           --------
Net cash (used for) provided by financing activities                               (8,111)            12,051

Effect of exchange rate changes on cash and cash equivalents                           26               (282)
                                                                                 --------           --------
Net change in cash and cash equivalents                                               250              1,318
Cash and cash equivalents -- beginning of period                                    4,433              3,416
                                                                                 --------           --------
Cash and cash equivalents -- end of period                                       $  4,683           $  4,734
                                                                                 ========           ========

See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 1999

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended October 31, 1998.

         In connection with the adoption of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", certain reclassifications have been made to the prior year amounts to conform with the current presentation.

NOTE 2 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

                                                                     JULY 31,               JULY 31,
                                                                       1999                   1998
                                                                       ----                   ----
               NUMERATOR:

              Net income                                           $  4,453,000           $  4,233,000
                                                                   ============           ============

               DENOMINATORS:

               Weighted average shares outstanding                   16,258,057             16,159,553
               Issued but unearned performance shares                  (110,228)              (161,782)
               Issued but unearned restricted shares                    (57,371)               (49,880)
                                                                   ------------           ------------
               DENOMINATOR FOR BASIC EARNINGS PER SHARE              16,090,458             15,947,891
                                                                   ============           ============

               Weighted average shares outstanding                   16,258,057             16,159,553
               Effect of dilutive employee stock options                138,197                139,267
                                                                   ------------           ------------
               DENOMINATOR FOR DILUTED EARNINGS PER SHARE            16,396,254             16,298,820
                                                                   ============           ============

                Basic earnings per share                           $       0.28           $       0.27
                Diluted earnings per share                         $       0.27           $       0.26

         The following table sets forth the computation of basic and diluted earnings per share for the nine months ended:

                                                                     JULY 31,               JULY 31,
                                                                       1999                   1998
                                                                       ----                   ----
               NUMERATOR:

              Net income                                           $  9,356,000           $ 10,795,000
                                                                   ============           ============

               DENOMINATORS:

               Weighted average shares outstanding                   16,213,497             16,122,625
               Issued but unearned performance shares                  (108,524)              (176,709)
               Issued but unearned restricted shares                    (42,178)               (42,861)
                                                                   ------------           ------------
               DENOMINATOR FOR BASIC EARNINGS PER SHARE              16,062,795             15,903,055
                                                                   ============           ============

               Weighted average shares outstanding                   16,213,497             16,122,625
               Effect of dilutive employee stock options                 74,934                106,808
                                                                   ------------           ------------
               DENOMINATOR FOR DILUTED EARNINGS PER SHARE            16,288,431             16,229,433
                                                                   ============           ============

                Basic earnings per share                           $       0.58           $       0.68
                Diluted earnings per share                         $       0.57           $       0.67


NOTE 3 - INVENTORIES

         Inventories consist of the following:

                                       JULY 31,         OCTOBER 31,
                                         1999             1998
                                         ----             ----
              Raw materials            $10,663           11,139
              Work-in-process            2,966            3,703
              Finished goods            13,380           12,804
                                       -------          -------
                                       $27,009          $27,646
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

                                                         THREE MONTHS ENDED
                                                     JULY 31,          JULY 31,
                                                       1999              1998
                                                     --------          --------
Net income                                           $ 4,453           $ 4,233
Other comprehensive loss - foreign currency
translation adjustments                                 (170)             (567)
                                                     -------           -------
             Total comprehensive income              $ 4,283           $ 3,666
                                                     =======           =======


                                                          NINE MONTHS ENDED
                                                     JULY 31,            JULY 31,
                                                       1999                1998
                                                       ----                ----
Net income                                           $  9,356           $ 10,795
Other comprehensive loss - foreign currency
translation adjustments                                (2,651)            (1,927)
                                                     --------           --------
             Total comprehensive income              $  6,705           $  8,868
                                                     ========           ========


NOTE 5 - OTHER INCOME, NET

         Other income, net as reported in the accompanying Consolidated Statements of Income consisted of the following (amounts in thousands):

                                                         THREE MONTHS ENDED
                                                       JULY 31,        JULY 31,
                                                         1999            1998
                                                         ----            ----
Interest income                                         $  46           $  17
Exchange (losses) gains                                  (138)             75
Gains on sale of property, plant and equipment              2             145
Other expenses                                             (1)           (133)
                                                        -----           -----
                                                        ($ 91)          $ 104
                                                        =====           =====


                                                          NINE MONTHS ENDED
                                                       JULY 31,        JULY 31,
                                                         1999            1998
                                                         ----            ----
Interest income                                         $ 129           $  90
Exchange gains                                             93             155
Gains on sale of property, plant and equipment              3             475
Other expenses                                            (83)           (126)
                                                        -----           -----
                                                        $ 142           $ 594
                                                        =====           =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JULY 31, 1999 VS. THREE MONTH PERIOD ENDED JULY 31,
1998

NET SALES

         The Company had record net sales of $56.3 million in the third quarter of fiscal 1999 representing a 5.8 percent increase over 1998's third quarter sales of $53.3 million. Had currency values been unchanged from the third quarter of fiscal 1998, net sales for the third quarter of 1999 would have been $0.7 million higher, or 7.2 percent greater overall than the comparable period in fiscal 1998.

         North American sales increased 3.2 percent in the third quarter as compared to the same quarter in 1998. North American Water Group sales were responsible for virtually all the growth. The Water Group (within the potable water market) continued to record strong sales with its series of new filters designed for the home appliance market. Sales in the North American Healthcare business were relatively flat, reflecting diminished sales to one diagnostic customer. Third quarter Latin American sales declined 27.6 percent from the same quarter last year, but increased 9.4 percent when expressed in local currency. See "Brazilian Real Devaluation" below for further details. Sales in Europe were up 6.0 percent as compared to the same period in 1998, and up 11.0 percent when expressed in local currency. Asia/Pacific sales increased by 25.9 percent as compared to the same quarter last year and, excluding changes in currency values over the period, increased 14.9 percent. The majority of the increase in Asia/Pacific is due to the economic recovery in Southeast Asia after nearly two years of recession. Also contributing to this increase were sales in Japan which were 28.0 percent higher as compared to the same quarter last year, but only
11.0 percent higher when expressed in local currency. Much of the improvement in Japan during the period is related to successful programs in the Healthcare market.

         The following table displays the Company's sales by market (amounts in thousands):

                                     THREE MONTHS ENDED                              CURRENCY
                                  JULY 31,          JULY 31,         PERCENT         ADJUSTED
                                    1999             1998            CHANGE           CHANGE
                                    ----             ----            ------           ------
Potable Water                     $21,853          $17,952            21.7%           23.8%
Fluid Processing                   18,591           19,418            (4.3%)          (4.9%)
Healthcare                         15,904           15,884             0.1%            3.0%
                                  -------          -------          --------          ------
             Total sales          $56,348          $53,254             5.8%            7.2%
                                  =======          =======          ========          ======


         The increase in Potable Water sales was primarily driven by continued strong sales in North America associated with the aforementioned appliance filters. The decrease in Fluid Processing sales primarily reflects the continued worldwide slowdown in petroleum exploration and production caused by recently depressed oil prices. A decline in sales of the Company's diagnostic membrane products was the primary reason for the flat Healthcare sales in the third quarter as compared to the same period last year. However, business conditions in this market remain sound and improvement is expected in the next fiscal year.

GROSS PROFIT

         The Company's gross profit increased $0.3 million to $25.2 million in the third quarter of 1999 from $24.9 million in the third quarter of 1998. Gross profit as a percentage of net sales (gross margin) declined during that same period from 46.8 percent in 1998 to 44.7 percent in 1999. The gross margin in 1998 benefited from an unusually favorable mix of sales. In the third quarter of 1999 the mix of sales was normally balanced and the gross margin more in line with recent trends.

OPERATING EXPENSES

         Selling, general and administrative expenses decreased by $0.1 million in the third quarter of 1999 as compared to the third quarter of 1998. Administrative and selling expenses decreased $0.1 million during the period due principally to management's cost containment programs and the timing of certain promotional expenses incurred during the third quarter last year but incurred earlier in the current fiscal year. Research, development and engineering expenses decreased $0.2 million in the third quarter as compared to the prior year. All of the decrease was associated with the completion of certain key projects and consulting agreements in place during the prior year.

OPERATING INCOME

         As a result of the above, operating income increased $0.5 million, or
7.3 percent, to $7.3 million or 13.0 percent of sales in the third quarter of 1999 as compared to $6.8 million or 12.8 percent of sales in the third quarter of 1998.

NONOPERATING ACTIVITY

         Interest expense was down slightly ($0.1 million) quarter over quarter as the level of debt outstanding decreased. See "Financial Position and Liquidity" below. As detailed in Note 5 to the condensed consolidated financial statements, other income, net was relatively flat quarter over quarter as no material activity occurred in either of the two quarters.

INCOME TAXES

         The Company's effective income tax rate for the third quarter of 1999 was 35.7% compared to 35.5% in the third quarter of 1998. The slight increase reflects a change in the mix of income attributed to the various countries in which the Company does business and their associated tax rates.

NINE MONTH PERIOD ENDED JULY 31, 1999 VS. NINE MONTH PERIOD ENDED JULY 31, 1998

NET SALES

         The Company had net sales of $161.0 million in the first nine months of fiscal 1999 representing an 8.4 percent increase over 1998's comparable sales of $148.6 million. Had currency values been unchanged from the first nine months of fiscal 1998, net sales for the fiscal 1999 would have been $1.5 million higher, or 9.4 percent greater overall than the comparable period in fiscal 1998.

         Strong performance in the Water Group continued to drive the North American sales increase of 12.5 percent in the first nine months of 1999 as compared to 1998. Additionally, Chemical Engineering Corporation, a manufacturer of water treatment equipment purchased in March of last year, was only included in the 1998 results for five months. Latin American sales declined 19.6 percent during the first nine months of 1999 as compared to the same period last year; however, when stated in local currency, sales increased 14.4%. For a discussion of the currency impact in that region, see "Brazilian Real Devaluation" below. Sales in Asia/Pacific increased 9.0 percent during the first nine months of 1999 reflecting the recent recovery underway in Southeast Asia. Sales in Europe were relatively unchanged during the first nine months of the year when compared to the first nine months of last year.


         The following table displays the Company's sales by market (amounts in thousands):

                                      NINE MONTHS ENDED                                CURRENCY
                                  JULY 31,          JULY 31,            PERCENT        ADJUSTED
                                    1999              1998              CHANGE          CHANGE
                                    ----              ----              ------          ------
Potable Water                     $ 63,494          $ 45,849            38.5%           41.1%
Fluid Processing                    53,658            56,183            (4.5%)          (5.2%)
Healthcare                          43,849            46,553            (5.8%)          (4.3%)
                                  --------          --------            ------          ------
             Total sales          $161,001          $148,585             8.4%            9.4%
                                  ========          ========            ======          ======


         The significant increase in Potable Water sales was due primarily to improved sales in North America, however every geographic region other than Latin America increased Potable Water sales during the period. Much of the increase in North America was related to a new line of appliance filters launched during the latter half of 1998. Additionally, the purchase of Chemical Engineering Corporation was completed in March 1998, and therefore was included in the Company's consolidated results for only five of the first nine months in that year. Both Fluid Processing and Healthcare sales declined during the first nine months of 1999 as compared to the same period in 1998. Fluid processing sales have been adversely affected by a slowdown in the oil & gas industry, and Healthcare sales have been adversely affected by lower sales to a diagnostic membrane customer.

GROSS PROFIT

         The Company's gross profit increased $2.1 million to $68.9 million in the first nine months of 1999 from $66.8 million in the first nine months of 1998. Gross profit as a percentage of net sales (gross margin) decreased to 42.8 percent from 44.9 percent. The decrease in gross margin is attributable to: start-up costs incurred during the first quarter of 1999 associated with a new product in the Water Group; higher manufacturing costs in the U.S. membrane operation associated with the introduction of new manufacturing processes; and, an unusually favorable mix of sales in the third quarter of 1998 which did not repeat in subsequent periods.

OPERATING EXPENSES

         Selling, general, and administrative expenses increased by $3.5 million in the nine months of 1999 over the comparable period in 1998, representing an
8.4 percent increase. Selling expenses increased $3.0 million reflecting the Company's continued expansion of its marketing efforts and the addition of selling expenses associated with businesses acquired over the past 18 months. Research, development and engineering expenses increased $0.1 million over the prior period.

OPERATING INCOME

         As a result of the above, operating income decreased $1.4 million, or
8.5 percent, to $15.5 million or 9.6 percent of sales in the first nine months of 1999 as compared to $16.9 million or 11.4 percent of sales in the first nine months of 1998.

NONOPERATING ACTIVITY

         Interest expense was flat at $0.9 million for both the first nine months of 1999 and 1998. As detailed in Note 5 to the condensed consolidated financial statements, other income benefited from a gain on the sale of property, plant and equipment of $0.5 million in the first nine months of 1998. The majority of the gain occurred in the first quarter of 1998 from the sale of a tract of land in Australia, which was unrelated to the business, resulting in a pre-tax gain of $0.3 million.

INCOME TAXES

         The Company's effective income tax rate for the first nine months of 1999 was 36.3% compared to 35.2% in the first nine months 1998. The increase reflects a change in the mix of income attributed to the various countries in which the Company does business and their associated tax rates.

FINANCIAL POSITION AND LIQUIDITY

         The Company assesses its liquidity in terms of its ability to generate cash to fund operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, capital expenditure levels, and adequate bank financing alternatives.

         The Company manages its worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which it conducts its business. Management believes that its existing cash position and available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.

         Set forth below is selected key cash flow data (in thousands of dollars):

Source/(Use) of Cash                                           NINE MONTHS ENDED
                                                                      JULY 31,
                                                              1999               1998
                                                              ----               ----
OPERATING ACTIVITIES:
Net cash provided by net income plus depreciation,
amortization and non-cash compensation                      $ 16,656           $ 18,366
Accounts receivable                                           (1,378)            (2,015)
Inventory                                                       (207)            (3,273)
Accounts payable and accrued expenses                            837             (2,714)
Accrued income taxes                                           2,049                 49
Net cash provided by operating activities                     18,079              7,293

INVESTING ACTIVITIES:
Capital expenditures                                          (8,756)            (8,301)
Acquisition of companies, net of cash acquired                (1,000)           (10,061)

FINANCING ACTIVITIES:
Net change in total debt                                      (8,229)            12,051

         The net cash provided by net income plus depreciation, amortization and non-cash compensation is an important measurement of cash generated from the earnings process before significant non-cash charges. The decrease in net income plus depreciation, amortization and non-cash compensation of $1.7 million reflects the Company's reduced gross profit margin and increased selling, general and administrative expenses as discussed previously above. Overall, improved management of accounts receivable, inventory, accounts payable and taxes payable contributed to the $10.8 million increase in cash flow provided by operating activities during the Company's first nine months of 1999 compared to the prior year.

         Capital expenditures amounted to $8.8 million in the first nine months of 1999 and were primarily comprised of purchases of machinery and equipment. In the second quarter of fiscal 1999, the Company made a planned $1.0 million contingent consideration payment related to the acquisition of Chemical Engineering Corporation. This payment was recorded as additional goodwill. During the first nine months of fiscal 1998, the Company utilized $10.1 million of cash to complete the acquisition of Chemical Engineering Corporation and certain other distribution operations. All of the Company's acquisitions have been accounted for as purchases and, accordingly, the results of their operations are included in the Company's consolidated statements of operations from the date of acquisition.

         Due largely to the Company's strong cash flows from operating activities ($18.1 million) in the first nine months of 1999, the Company was able to reduce its long-term debt, on a net basis, by $8.2 million.

OTHER MATTERS

BRAZILIAN REAL DEVALUATION

         CUNO has a subsidiary located in Brazil. A significant devaluation in the Brazilian Real took place late in the Company's first quarter. Throughout much of the Company's second and third quarters, the Real was relatively stable, albeit substantially weaker relative to the US Dollar as compared to the beginning of the Company's fiscal year. The Brazilian subsidiary accounted for approximately seven percent of consolidated net sales in 1998. Although the Brazilian subsidiary remained profitable during fiscal 1999 and the devaluation had only a minimal impact on the Company's consolidated results of operations, any future effects on the business climate in this region are yet to be determined. A significant portion of the products sold by the subsidiary in Brazil are manufactured locally - this should continue to help minimize the impact of the devaluation on future earnings. See "Market Risk Disclosures" below.

COMPLIANCE WITH YEAR 2000

         The Company has substantially completed its internal program to remediate its Year 2000 requirements. It has completed the remediation of both its information and non-information technology systems. The Company continues to communicate with its suppliers, customers and other service providers to determine the extent of the Company's exposure to the failure of third parties to remediate their own Year 2000 needs.

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

         The Company is expensing software maintenance or modification costs as incurred. The costs of new leased software is being expensed over the term of the lease while items of a capital nature are being depreciated over their estimated useful lives. To date, the Company has expensed approximately $50,000 in maintenance or modification costs (excluding operating lease payments for new systems implemented as part of the Company's 1996 spin-off from its former parent) and capitalized approximately $175,000 of expenditures related to year 2000. Based on information currently available, the total remaining capital maintenance or modification costs are not expected to be material.

EUROPEAN ECONOMIC AND MONETARY UNION

         On January 1, 1999, the Euro became the official currency of the European Economic and Monetary Union (the "Union"). Companies in the Union may begin conducting their business operations in the new currency, however, the previous local currencies in those countries may also continue to be used as legal tender through January 1, 2002.

         The Company has implemented its program to accommodate the new currency. Software used by the Company at its European facilities is capable of handling multi-currencies, including the Euro. As such, the Company is able to accept customer or supplier orders in either the new Euro or the previous local currency. The Company continues to address the Euro's impact on its operations (e.g. banking, payroll processing, pricing, currency hedging requirements, etc.) The estimated costs of any remaining required system modifications and other operational changes are not expected to be material to the Company.

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



CUNO INCORPORATED



Date     August 31, 1999
     -----------------------------

By /s/ Frederick C. Flynn, Jr.
  --------------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer,
Treasurer and Assistant Secretary


By /s/ Timothy B. Carney
  --------------------------------
Timothy B. Carney
Vice President, Controller,
and Assistant Secretary