Form 10-K
period 1999-10-31
CUNO INC
filed 2000-01-06
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 31, 1999, 16,342,952 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price on that date) was approximately $338,350,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K.

     Notice of Annual Meeting of Shareholders March 23, 2000 and Proxy
Statement.
              Part III, Items 10-13
              Part IV, Item 14
Annual Report to Shareholders, Part IV, Item 14
The exhibit index is located on pages 13-15.

                                     Part I

ITEM 1.  BUSINESS

(a) General development of business:

         CUNO Incorporated ("CUNO" or the "Company") is a world leader in the designing, manufacturing and marketing of a comprehensive line of filtration products for the separation, clarification and purification of liquids and gases. The Company's products, which include proprietary depth filters and semi-permeable membrane filters, are used in the potable water, fluid processing, and healthcare markets. These products, most of which are disposable, effectively remove contaminants that range in size from molecules to sand particles. The Company's sales are approximately balanced between domestic and international markets.

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

(b) Financial information about industry segments:

         The Company is divided into five geographic operating segments, each of which has general operating autonomy over its products. These operating segments are as follows: North America, Europe, Japan, Asia/Pacific, and Latin America. See Note 11 - Segment Financial Data on pages 40-42 of the 1999 Annual Report to Stockholders which is incorporated herein by reference.

(c) Narrative description of business:

OVERVIEW: Filtration is the process of separating particles of various sizes from liquids or gases. The mechanics of filtration range from the removal of coarse contaminants, most often particulates, as large as 200 microns such as sand and sediment, to the elimination of bacteria and viruses at less than .01 micron (human hair is typically 20 microns in diameter). A filtration device consists of a plastic or metal housing and a filtration medium. Filtration media, which can be manufactured out of a variety of substances, act as the separator or barrier in the filtration process.

         Filtration media include microporous membranes, glass, synthetic and cellulosic fibers, porous metals and ceramics. Microporous membranes are thin, film-like materials with millions of uniform microscopic holes. Membranes are the most widely used filtration media because they remove specifically-sized particles and can be configured into a variety of shapes and sizes. Each of CUNO's five operating segments manufacture and sell products into the potable water, fluid processing, and healthcare markets.

OPERATING SEGMENTS: The Company addresses three primary markets from a geographical operating structure. Each of CUNO's five operating segments (North America, Europe, Japan, Asia/Pacific, and Latin America) manufacture and sell products into the potable water, fluid processing, and healthcare markets. These markets represent the end markets in which the customers reside. Since the nature and attributes of the markets vary widely by geographic region, to best address these markets the Company has established a management structure based upon geography. The management for each of the geographic regions operate independent sales and manufacturing organizations that function within an overall corporate framework of strategic initiatives and targets. The majority of these initiatives and targets are established to best address the three major markets and to achieve the financial objectives of the business. Further detail on the Company's three major markets follows:

                  Potable Water: The potable water market includes residential, commercial, and food service customers. According to industry data, it is estimated that one billion people in the world do not have safe drinking water. Demand is driven both by consumers' desire to improve the taste and quality of their drinking water and by the expanded concern of regulatory agencies. North American sales have increased sharply in 1999 due primarily to exceptional growth in new appliance filters for the OEM market and the successful assimilation of Chemical Engineering Corporation. Growth potential appears especially strong in Asia/Pacific and Latin American countries where the quality of drinking water has been found to be severely deficient in several regions. Outbreaks of cryptosporidium and giadia cyst in the US and Australia have also raised health concerns in major developed countries. Water safety concerns have driven the growth of the consumer bottled water market to over $2 billion in the United States, as well as the growth in the water filtration market.

         The food service industry has an increasing need for consistent global product quality. Food service includes water used for fountain beverages, steam ovens, coffee and tea (i.e. "recipe quality water"). Specifically, restaurants have become increasingly aware of the need for water filtration to control the taste and quality of the water used in their businesses. Sales to the potable water market totaled $87,649,000, $63,803,000, and $50,359,000 in 1999, 1998 and
1997, respectively.

                  Fluid Processing: Major customers in the fluid processing market include chemical, petrochemical and oil and gas processors, manufacturers of paints and resins, producers of electronics and semi-conductors, and power generation facilities. As sophisticated manufacturing processes increase and as the adoption of practices focused on quality increase, the Company believes the demand for filtration products will also increase. In part, this trend is driven by the enhanced ability to detect contaminants in process streams. As automation increases, focus on quality control increases, and as the ability to detect contaminants progresses, fluid filtration will play a greater role in the manufacturing process.

         A significant segment of the Company's fluid processing market is electronics manufacturing. Ultra pure water is used to rinse the components during manufacturing in order to ensure that the product is particle free with no residual contamination. The industry uses corrosive, high purity chemicals and gases for the manufacture of computer chips, hard disks, video terminals and other components. All of the chemicals and gases used are processed through very fine filtration systems. The softening demand for electronic products and decline in oil and gas production has tempered recent sales growth, however new products to be introduced in fiscal 1999 are expected to stimulate growth in the future. Sales to the fluid processing market totaled $72,269,000, $73,829,000, and $80,307,000 in 1999, 1998 and 1997, respectively.

         Healthcare: The healthcare market is experiencing rapid growth as a result of the intensive research efforts to find cures for diseases, the increasing use of rapid and simpler diagnostic tests to help reduce healthcare costs, the trend toward finer and more cost-efficient filtration and increased governmental regulation. When harmful elements are identified, they are often regulated or new medical standards of care are implemented to decrease or eliminate contact. In many cases, fluid filtration can play a key role in eliminating contact with many harmful elements. Price is not the primary factor in the customers' filtration decision process, but rather the performance and reliability of the product.

         The healthcare market customers include pharmaceutical and biotechnology companies which require cost-efficient filtration and high levels of purity for production of sterile, contaminate free drugs, as well as producers of diagnostic test kits which require highly efficacious membranes. In addition, applications include the production of bacteria-free water and food and beverage products. Sales to the healthcare market totaled $60,666,000, $61,213,000, and $56,812,000 in 1999, 1998 and 1997, respectively.

GROWTH STRATEGY: The Company's goals are to grow at a rate higher than the general filtration market and to increase the Company's operating margins. Key elements of the Company's growth strategy include:

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

         Develop Pre/Final Filter Systems. Many filtration systems have one or more pre-filters to remove large contaminants from the liquid or gas before it passes through the final filter, prolonging the life of the more expensive final filter. When these filters are designed together in a system, the performance of the system is enhanced. The Company has a leading pre-filter market position and is expanding the number of final filters it offers. This allows the Company to provide its customers with a total filter solution from one vendor.

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

         Improve Operating Efficiencies. The Company believes it can improve operating efficiencies by offering higher margin new products and implementing cost controls, productivity gains, profit-based compensation for its employees and outsourcing production of certain processes. The Company has initiated a capital investment program designed to (i) integrate cell-based manufacturing,
(ii) provide higher yields from raw materials, (iii) improve inventory management, (iv) lower labor costs, (v) reduce manufacturing cycle times, and
(vi) reduce scrap rates.

         Pursue Selective Acquisitions. The Company believes that the continuing trend towards consolidation in certain portions of the filtration industry, together with recent systems trends (pre-filter and filter), may provide the Company with attractive opportunities to acquire high-quality companies and subsequently allow the Company to expand into new geographic markets, add new customers, provide new products, manufacturing and service capabilities or increase the Company's penetration with existing customers.

         During fiscal 1998, the Company completed the acquisition of Chemical Engineering Corporation, a leading manufacturer of water treatment equipment and related systems, for a purchase price of $8.6 million in cash (acquired assets included cash of $1.1 million). The stock purchase agreement also provides for future contingent consideration and is dependent upon future sales levels and other performance criteria. Any future payments will be recorded as goodwill and are not expected to have a material impact on operating results. During fiscal 1998 the Company also completed the acquisition of certain distribution operations. In some cases, payments related to the acquisition have been scheduled for future periods but are not contingent upon future events or performance criteria.

PRODUCTS: The Company manufactures a full range of products by offering its customers solutions to a wide range of filtration requirements. Many of the products manufactured by the Company use electrokinetic adsorption, a proprietary chemical process developed by the Company which alters both membrane and depth filter media surfaces. Electrokinetic adsorption uses molecular charges on dissolved ions to bind finer contaminants to the filter surface. This attribute significantly enhances filtration efficiency by removing contaminants smaller than the micron rating of the filter. The Company typically groups its products into the following categories:

         Membranes: The typical polymer and nylon membranes that the Company produces resemble plastic films except for the molecular size pores that are engineered into the surface and depth of the membrane. By varying pore size and altering the physical or chemical properties of the membrane, the quantity and type of substances which can pass through the membrane can be regulated with absolute certainty. The Company manufactures "absolute rated" products where no particle above a certain size can pass through the membrane. In many applications, these membranes can be integrity tested to ensure specific performance both at the beginning and end of a particular process. A membrane can be employed in a variety of configurations, including flat sheets, discs and cartridges which contain high surface area and pleated membrane media.

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

         Depth Filters: The Company's disposable depth filters are constructed from a matrix or formation of very fine and micro-fine fibers such as polypropylene, cotton, polyester, glass fiber, acrylic, rayon, polymer, carbon and other materials. The fibre matrix is then processed into a rigid filter media using techniques such as thermal bonding, resin bonding, pleating or winding. The Company's technology has a strong emphasis on graded density attributes and electrokinetic adsorption. Graded density depth technology allows filter media to be manufactured with very open porous outer layers, progressively becoming smaller in the size of the pores or void volume through the depth of the filter media. Graded density construction extends filter life in many applications and reduces pressure loss across the filtration process thereby reducing energy costs. The structure of graded density filter media allows particles to be trapped throughout the depth of the cartridge which minimizes surface binding, allows for high contaminant capacity and lower pressure drops than solely trapping particles on the surface of the media.

         The Company manufactures depth filters in a wide variety of cartridge and pore sizes with "absolute" particulate ratings. The filter cartridges are used in filter housings which can be manufactured in a broad range of metals or plastics to suit particular customer specifications. Filter housings are designed for a wide range of temperatures and pressures.

         The Company's depth filter products include those sold under the following labels: Zeta Plus(R), Betafine(R), Micro-Klean(R) III, Beta-Klean(R), Betapure(R), PolyNet(TM) , BioCap(TM), Micro-Wynd(R) II, Econo-Klean(TM), Virosorb(R) and Petro-Klean(R).

         Cleanable Filters and Systems: The Company designs and manufactures an extensive range of self-cleaning disc filters, backwash strainers and recleanable metal filters. The self-cleaning disc filters and backwash strainers can be electrically or mechanically operated with automatic controls to provide for specific requirements in process applications. The recleanable metal filter elements are constructed of sintered porous stainless steel or metal screens in tubular and pleated construction. The recleanable elements can be cleaned in place in a filter housing or removed for mechanical, ultrasonic or chemical cleaning.

         The Company's cleanable filters and system products include those sold under the following labels: Poro-Klean(R), Micro-Screen(R), and Auto-Klean(R).

         Housings and Systems: The Company designs and manufactures a wide variety of filter housings to suit specific process and customer applications. The housings can be of plastic or metal construction utilizing a broad range of materials including polypropylene, PVC, nylon, aluminum, copper, brass, steel, stainless steel and other specialized metals, such as titanium.

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

BACKLOG: The Company's backlog on October 31, 1999 was $17.0 million as compared to $15.1 million as of the same date the previous year. Due to the relatively short manufacturing cycle and the Company's use of wholesale distributors as well as general industry practice, backlog, which typically represents less than 30 days of shipments, is not deemed to be significant. A substantial portion of the Company's revenues result from orders received and product sold in the same month.

COMPETITION: The markets in which the Company competes are highly competitive. The Company competes with many domestic and international filtration companies in its global markets including some which are larger and which possess greater resources. No one company has a significant presence in all the Company's markets. The principal methods of competition are product specifications, performance, quality, knowledge, reputation, technology, distribution capabilities, service and price. Some of the Company's other competitors are multi-line companies with other principal sources of income, some of which have substantially greater resources than the Company; many others are local product assemblers or service companies that purchase components and supplies such as valves and tanks from more specialized manufacturers than the Company. Through its S.A.S.S. teams, the Company has developed many products by collaborating with its customers throughout the design and development process. The Company believes that these relationships provide it with a competitive advantage over other manufacturers.

RESEARCH AND DEVELOPMENT: The Company's research, development, and engineering activities are conducted in its own laboratories, supplemented by on-site development and application of custom design and other technical skills. The Company's research, development and engineering expenditures, which consisted mainly of the development of new products, product applications and manufacturing processes for fiscal year 1999, 1998, and 1997 were approximately $11.7 million, $11.6 million and $10.5 million, respectively, and
5.3 percent, 5.8 percent and 5.6 percent of net sales, respectively. The Company also incurs additional internal costs relating to its sales and service personnel for product development.

MANUFACTURING: The Company's manufacturing is largely vertically integrated, using unique, proprietary and patented processes, with many of the major components of its filtration units manufactured and assembled in its own plants. The Company has begun to outsource a limited amount of its manufacturing processes, such as segments of metal housing manufacturing. The Company believes that it generally has sufficient manufacturing capacity for the foreseeable future. The Company has developed a new, more efficient membrane manufacturing process which the Company believes provides a competitive advantage through the production of superior products at lower costs. All of the Company's manufacturing facilities are ISO 9002 certified.

RAW MATERIAL SUPPLIERS: The primary raw materials used by the Company are cotton, nylon, acrylic, cellulose, resins, plastics and metals. The Company has not experienced a shortage of any of its raw materials in the past three years. The Company believes that there is an adequate supply of all of its raw materials at competitive prices from a variety of suppliers.

DISTRIBUTION AND SALES: The Company has approximately 150 independent distributors of its products in 65 countries. Distributors represent the primary channel in the marketing of the Company's healthcare and fluid processing products. The Company has agreements with all of its major distributors in the United States. In certain markets outside the United States, the Company uses dedicated sales people. The Company's potable water products are sold directly to wholesalers, such as plumbing suppliers, water quality dealers and major resellers, and through manufacturing representatives.

         The Company's agreements with its United States distributors are usually for a period of two years. Such agreements usually assign an exclusive territory, prohibit distributors from carrying competing products, require that distributors share market and customer related information other than pricing with the Company, and require distributors to carry an adequate stock of its products. The Company does not believe that the loss of any one of its distributors would have a significant adverse effect on the Company. The Company's top ten distributors accounted for approximately 26 percent of its total sales in fiscal year 1999.

         The Company believes that no end-user of any of its products accounts for more than ten percent of sales. As of October 31, 1999, the Company employed approximately 340 people as sales people. Of such employees, approximately 210 are located overseas.

TRADEMARKS AND PATENTS: Trademarks and brand name recognition are important to the Company. The Company generally owns the trademarks under which its products are marketed. The Company has registered its trademarks and will continue to do so as they are developed or acquired. The Company has over 375 registered trademarks throughout the world.

         The Company has over 250 active patents throughout the world and more than 75 patent applications pending worldwide. The Company additionally relies on proprietary, non-patented technologies to a certain extent. Certain of the Company's employees sign non-disclosure and assignment of proprietary rights agreements.

         The Company protects its intellectual property and believes there is significant value associated with it. However, the Company believes that the loss of one or more of its trademarks and patents would not have a material adverse effect, as it is not heavily dependent on any one or few and is continually expanding its intellectual estate through new additions.

SEASONALITY: The Company's business is typically not seasonal. However, sales in the first quarter of each fiscal year tend to be lower than the other quarters due to the holiday season and year-end distributor inventory reductions.

GOVERNMENT REGULATIONS: Management believes that it is in substantial compliance with applicable regulations of Federal, state and local authorities regulating the handling of specified substances and the discharge of materials into the environment.

         The Company manufactures certain filtration products that are used as components in medical devices and the Company must use the Food and Drug Administration ("FDA") listed materials in the manufacture of these products. Additionally, the Company maintains Drug Master File ("DMF") files on certain products sold into the health care market.

         Certain medical devices marketed and manufactured by the Company's customers are subject to extensive regulation by the FDA and, in some instances, by foreign governments. Noncompliance with FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. Before a new device can be introduced into the market, the manufacturer must generally obtain FDA clearance through either a 510(k) notification or pre-market approval application ("PMA"). A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to twelve months from submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made.

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

ENVIRONMENTAL MATTERS: Compliance with foreign, Federal, state and local laws and regulations enacted to regulate the handling of and the discharge of specified materials into the environment has not had, and is not expected to have, a material effect upon the Company's business.

EMPLOYEES: At October 31, 1999, the Company employed approximately 1,425 people worldwide (exclusive of employees of independent distributors), with over 825 employees in the United States and approximately 600 employees in other countries.

(d) Financial information about foreign and domestic operations and export sales.

         See Note 11 to the financial statements on page 40-42 of the 1999 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The Company's world headquarters is located in Meriden, Connecticut. This facility also contains a manufacturing and assembly plant. The following table sets forth the location and approximate size of the Company's principal properties and facilities, most of which are owned by the Company.

                                                            Approximate
                                                           Facility Size
               Location                                      (Sq. Ft.)
               --------                                      ---------
           Meriden, Connecticut ....................           189,000
           Enfield, Connecticut ....................           120,000
           Stafford Springs, Connecticut ...........           165,000
           Kita-Ibaragi, Japan .....................            40,000
           Mairinque, Brazil .......................            65,000
           Calais, France ..........................            50,000
           Mazeres, France .........................            40,000
           Sydney, Australia * .....................           265,000
           Singapore** .............................            18,546
           Churubusco, Indiana .....................            47,000
           Sucy en Brie, France ** .................            20,000



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding executive officers of the Registrant is presented in Part III below and incorporated herein by reference.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The portion of the 1999 Annual Report to Stockholders appearing on page 2 under the heading "Market Price Data" is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The financial data on page 15 of the 1999 Annual Report to Stockholders, captioned "Summary of Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 1998-1996

The following portions of the 1999 Annual Report to Stockholders are incorporated herein by reference:

(a) All of the material on pages 16-23 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and report of independent auditors included on pages 24 - 45 of the Annual Report to Stockholders for the fiscal year ended October 31, 1999 are incorporated herein by reference.

Quarterly Results of Operations on page 45 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement, which information is incorporated by reference herein.

         The principal executive officers of the Company and their recent business experience are as follows:

          Name                               Office Held                        Age
          ----                               -----------                        ---
Mark G. Kachur ....................     Chairman of the Board of Directors,      56
                                        President and Chief Executive
                                        Officer

Michael H. Croft ..................     Senior Vice President and President      55
                                        of the Consumer Filter Products
                                        Group

Frederick C. Flynn, Jr ............     Senior Vice President - Finance and      49
                                        Administration, Chief Financial
                                        Officer, Treasurer, and Assistant
                                        Secretary

Timothy B. Carney .................     Vice President, Controller,              47
                                        Assistant Secretary, and Senior
                                        Vice President - Water Group
                                        Finance and Administration

Thomas J. Hamlin ..................     Senior Vice President, Research &        38
                                        Development

Anthony C. Doina ..................     Vice President and General Manager,      43
                                        US Process Filtration Division

John A. Tomich ....................     Counsel and Secretary                    42



         None of the officers are related and they are elected from year to year or until their successors are duly elected and qualified.

         Mark G. Kachur. Mr. Kachur is the President and Chief Executive Officer of the Company and, effective November 1, 1999, Chairman of the Board of Directors. Mr. Kachur has been a director of the Company since July 1996. Since joining the Company in 1994, Mr. Kachur has been a Senior Vice President of Commercial Intertech and President and Chief Operating Officer of the Company. From 1992 until 1994, he was President and CEO of Biotage, Inc., from 1971 to 1991, he was with Pall Corporation, the last seven years as a Group Vice President. He holds a bachelor of science degree in Mechanical Engineering from Purdue University and a master's degree in Business Administration from the University of Hartford.

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

         Timothy B. Carney. Mr. Carney is the Company's Vice President -- Controller and Assistant Secretary, and effective November 1999, Senior Vice President - Finance and Administration of the Company's worldwide Water Group. From 1993 until joining the Company, he served Commercial Intertech as CUNO Inc. Group Controller and from 1989 until 1993 he served Commercial Intertech as General Manager and Controller of Water Factory Systems. He holds a bachelor of science degree in economics and a master's degree in Business Administration from Youngstown State University.

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

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the information contained under the captions "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information contained under the caption "Compensation of the Board of Directors" in the Company's definitive Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


  (a)    DOCUMENTS FILED AS PART OF THIS REPORT:

         (1) The following consolidated financial statements of CUNO Incorporated included in its 1999 Annual Report to Shareholders are incorporated by reference in Item 8:


                                                                                   Page Number
                                                                                   In This Report
                                                                                   --------------
         Consolidated Statements of Income -
           Years ended October 31, 1999,
           1998, and 1997  .....................................................        26

         Consolidated Balance Sheets as of
           October 31, 1999 and 1998  ..........................................        27

         Consolidated Statements of Stockholders'
           Equity - Years ended October 31,
           1999, 1998, and 1997 ................................................        28

         Consolidated Statements of Cash Flows -
           Years ended October 31, 1999, 1998, and 1997  .......................        29

         Notes to Consolidated Financial Statements ............................        30-45

     (2) The following financial statement schedule of CUNO
         Incorporated is included in Item 14 (d):

         Schedule II Valuation and Qualifying
         Accounts ..............................................................        S-1

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


        (i)10.4        Form of Distribution and Interim Services
                       Agreement by and between CUNO Incorporated
                       and Commercial Intertech Corp.
        (i)10.5        Form of Tax Sharing Agreement by and between
                       CUNO Incorporated and Commercial Intertech Corp.
        (i)10.6        Form of Employee Benefits and Compensation
                       Allocation Agreement by and between CUNO
                       Incorporated and Commercial Intertech Corp.
        (iv)10.7       Employment Agreement - Mark G. Kachur
                       dated December 3, 1993(i), as amended December 1, 1997.
        (ii)10.8       Termination and Change of Control Agreement - Paul J. Powers
                       dated October 1, 1996
        (ii)10.9       Termination and Change of Control Agreement - Mark G. Kachur
                       dated October 1, 1996
       (ii)10.10       Termination and Change of Control Agreement - Michael H.
                       Croft dated October 1, 1996
       (ii)10.11       Termination and Change of Control Agreement - Ronald C.
                       Drabik dated October 1, 1996
       (iv)10.12       Termination and Change of Control Agreement - Timothy B.
                       Carney dated October 1, 1996(ii), as amended October 31,
                       1997.
       (ii)10.13       Termination and Change of Control Agreement - John A. Tomich
                       dated October 1, 1996
      (iii)10.14       Credit Agreement dated October 1, 1996 between CUNO
                       Incorporated and Mellon Bank, N.A.
      (iii)10.15       CUNO Incorporated Executive Management Incentive Plan
      (iii)10.16       CUNO Incorporated Management Incentive Plan
       (iv)10.17       CUNO Incorporated Savings and Retirement Plan
       (iv)10.18       Employment Agreement - Paul J. Powers dated December 1, 1997.
        (v)10.19       First Amendment to Distribution and Interim Services
                       Agreement
       (vi)10.20       CUNO Incorporated Nonqualified Deferred Compensation Plan for
                       Mark G. Kachur
      (vii)10.21       Termination and Change of Control Agreement - Frederick C.
                       Flynn, Jr. dated January 21, 1999
      (vii)10.22       Ronald C. Drabik - Agreement and General Release
     (viii)10.23       Employment Agreement - Frederick C. Flynn, Jr.
              13   -   Certain sections of the Annual Report to Shareholders for
                       the year ended October 31, 1999.
              21   -   Subsidiaries of the Registrant
              23   -   Consent of Independent Auditors
              27   -   Financial Data Schedule

------------------------------
         (i) Incorporated by reference to the Registrant's Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on July 29, 1996.
         (ii) Incorporated by reference to the registrant's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on January 23, 1997.
         (iii) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 27, 1997.
         (iv) Incorporated by reference to the registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 28, 1998.
         (v) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 27, 1998.
         (vi) Incorporated by reference to the registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 29, 1999.

         (vii) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 4, 1999.
         (viii) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on June 4, 1999.

                  (b) There were no reports on Form 8-K for the quarter ended October 31, 1999.

         Additional information relating to management contracts and renumerative plans is contained in Note 12- Stock Options and Awards of the Notes to Consolidated Financial Statements on pages 42-43.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CUNO Incorporated

Date:  January 6, 2000


/s/ Mark G. Kachur                  /s/ Frederick C. Flynn, Jr.                /s/ Timothy B. Carney
------------------                  --------------------------                 ----------------------
Mark G. Kachur                      Frederick C. Flynn, Jr.                    Timothy B. Carney
Chairman of the Board               Senior Vice President --                   Vice President, Controller,
of Directors, President, and        Finance and Administration,                Assistant Secretary, and Senior
Chief Executive Officer             Chief Financial Officer,                   Vice President - Water Group
                                    Treasurer, and Assistant Secretary         Finance and Administration


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.


Name                                  Title                     Date
----                                  -----                     ----
Joel B. Alvord*                       Director                  January 6, 2000

Charles L. Cooney, Ph.D.*             Director                  January 6, 2000

Frederick C. Flynn, Jr.*              Director                  January 6, 2000

John A. Galvin*                       Director                  January 6, 2000

Mark G. Kachur*                       Chairman                  January 6, 2000

Gerald C. McDonough*                  Director                  January 6, 2000

C. Edward Midgley*                    Director                  January 6, 2000

Paul J. Powers*                       Director                  January 6, 2000

David L. Swift*                       Director                  January 6, 2000



          *By:   /s/ John A. Tomich
               ----------------------
               John A. Tomich
               Attorney-in-Fact, Pursuant to
               Power of Attorney