Form 10-Q
period 2000-01-31
CUNO INC
filed 2000-03-01
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000 Commission file number 000-21109


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

Common Stock,  .001 Par Value -- 16,316,426 shares as of January 31, 2000

                                CUNO INCORPORATED

                                                                                                   Page
                                                                                                   ----
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income - Three months ended January 31, 2000 and 1999            1

         Consolidated Balance Sheets - January 31, 2000 and October 31, 1999                         2

         Consolidated Statements of Cash Flows - Three months ended January 31, 2000 and 1999        3

         Notes to Unaudited Condensed Consolidated Financial Statements                              4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       8

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                           13


Signatures                                                                                          14

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                            THREE MONTHS ENDED
                                                                JANUARY 31,
                                                          2000               1999
                                                      ------------       ------------
Net sales                                             $     57,734       $     50,626
Less costs and expenses:
    Cost of products sold                                   33,409             30,760
    Selling, general and administrative expenses            15,781             14,320
    Research, development and engineering                    3,135              2,852
                                                      ------------       ------------
                                                            52,325             47,932
                                                      ------------       ------------

Operating income                                             5,409              2,694

Nonoperating income (expense):
    Interest expense                                          (241)              (358)
    Other income, net                                          104                169
                                                      ------------       ------------
                                                              (137)              (189)
                                                      ------------       ------------

Income before income taxes                                   5,272              2,505

Provision for income taxes                                   2,014                917

                                                      ------------       ------------
Net income                                            $      3,258       $      1,588
                                                      ============       ============


Basic earnings per common share                       $       0.20       $       0.10

Diluted earnings per common share                     $       0.20       $       0.10

Basic shares outstanding                                16,162,419         16,034,555

Diluted shares outstanding                              16,516,744         16,199,556


See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)

                                                                     JANUARY 31,     OCTOBER 31,
                                                                         2000            1999
                                                                     -----------     -----------
ASSETS
Current assets
    Cash and cash equivalents                                         $   3,878       $   6,186
    Accounts receivable, less allowances for
      doubtful accounts of $1,714 and $1,706, respectively               46,864          50,777
    Inventories                                                          29,111          29,246
    Deferred income taxes                                                 8,029           8,606
    Prepaid expenses and other current assets                             2,405           2,434
                                                                      ---------       ---------
        Total current assets                                             90,287          97,249

Noncurrent assets
    Deferred income taxes                                                 1,448           1,598
    Intangible assets, net                                               22,189          22,567
    Other noncurrent assets                                               2,844           2,576
    Property, plant and equipment, net                                   60,149          60,352
                                                                      ---------       ---------
        Total assets                                                  $ 176,917       $ 184,342
                                                                      =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                        $  18,527       $  19,189
    Accounts payable                                                     15,677          16,716
    Accrued payroll and related taxes                                     8,191          11,790
    Other accrued expenses                                                7,470           8,002
    Accrued income taxes                                                  3,444           3,750
    Current portion of long-term debt                                     1,980           2,493
                                                                      ---------       ---------
        Total current liabilities                                        55,289          61,940

Noncurrent liabilities
    Long-term debt, less current portion                                  4,780           8,761
    Deferred income taxes                                                 4,648           4,750
    Retirement benefits                                                   4,568           4,317
                                                                      ---------       ---------
        Total noncurrent liabilities                                     13,996          17,828
Stockholders' equity
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                         --              --
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,316,426 and 16,342,952 shares issued and outstanding
        (excluding 4,328 shares in treasury)                                 16              16
    Additional paid-in-capital                                           39,832          39,779
    Unearned compensation                                                (2,447)         (2,568)
    Accumulated other comprehensive income --
          foreign currency translation adjustments                           66             440
    Retained earnings                                                    70,165          66,907
                                                                      =========       =========
        Total stockholders' equity                                      107,632         104,574
                                                                      ---------       ---------
        Total liabilities and stockholders' equity                    $ 176,917       $ 184,342
                                                                      =========       =========


See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                             (dollars in thousands)


                                                                        THREE MONTHS ENDED
                                                                           JANUARY 31,
                                                                        2000          1999
                                                                      -------       -------
OPERATING ACTIVITIES
   Net income                                                         $ 3,258       $ 1,588
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                     2,129         2,054
      Noncash compensation recognized under employee stock plans          236           240
      Gain on sale of property, plant and equipment                       (16)           (1)
      Pension costs in excess of funding                                  357           427
      Deferred income taxes                                               545           520
      Changes in operating assets and liabilities:
           Accounts receivable                                          3,005         2,660
           Inventories                                                   (314)          792
           Prepaid expenses and other current assets                      159          (561)
           Accounts payable and accrued expenses                       (3,542)       (2,485)
           Accrued income taxes                                          (359)         (510)
                                                                      -------       -------
Net cash provided by operating activities                               5,458         4,724

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                 21            --
      Capital expenditures                                             (2,101)       (3,085)
                                                                      -------       -------
Net cash used for investing activities                                 (2,080)       (3,085)

FINANCING ACTIVITIES
      Proceeds from long-term debt                                         --         1,600
      Principal payments on long-term debt                             (4,412)       (5,347)
      Net borrowings under bank loans                                    (138)          658
      Retirement of Common Stock                                       (1,154)           --
                                                                      -------       -------
Net cash used for financing activities                                 (5,704)       (3,089)

Effect of exchange rate changes on cash and cash equivalents               18            58
                                                                      -------       -------
Net change in cash and cash equivalents                                (2,308)       (1,392)
Cash and cash equivalents -- beginning of period                        6,186         4,433
                                                                      -------       -------
Cash and cash equivalents -- end of period                            $ 3,878       $ 3,041
                                                                      =======       =======


See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31,  2000

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended October 31, 1999.

NOTE 2 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

                                                               JANUARY 31,        JANUARY 31,
                                                                  2000               1999
                                                              ------------       ------------
         NUMERATOR:

             Net income                                       $  3,258,000       $  1,588,000
                                                              ============       ============

         DENOMINATORS:

             Weighted average shares outstanding                16,309,967         16,168,961
              Issued but unearned performance shares               (69,222)           (91,553)

              Issued but unearned restricted shares                (78,326)           (42,853)
                                                              ------------       ------------
              DENOMINATOR FOR BASIC EARNINGS PER SHARE          16,162,419         16,034,555
                                                              ============       ============

              Weighted average shares outstanding               16,309,967         16,168,961
              Effect of dilutive employee stock options            206,777             30,595
                                                              ------------       ------------
              DENOMINATOR FOR DILUTED EARNINGS PER SHARE        16,516,744         16,199,556
                                                              ============       ============

         Basic earnings per share                             $       0.20       $       0.10
         Diluted earnings per share                           $       0.20       $       0.10

NOTE 3 - INVENTORIES

         Inventories consist of the following (amounts in thousands):

                                                      JANUARY 31,      OCTOBER 31,
                                                         2000             1999
                                                      -----------      -----------
                  Raw materials                         $12,792           12,399
                  Work-in-process                         2,885            3,197
                  Finished goods                         13,434           13,650
                                                        -------          -------
                                                        $29,111          $29,246
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


NOTE 4 - COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) was comprised of the following (amounts in thousands):

                                                           THREE MONTHS ENDED
                                                       JANUARY 31,    JANUARY 31,
                                                           2000           1999
                                                         -------        -------
Net income                                               $ 3,258        $ 1,588
Other comprehensive loss - foreign
currency translation adjustments                            (374)        (2,217)
                                                         -------        -------
             Total comprehensive income (loss)           $ 2,884        $  (629)
                                                         =======        =======

NOTE 5 - SEGMENT DATA

         For management reporting and control, the Company is divided into five geographic operating segments as presented below. Each segment has general operating autonomy over its markets.

         Operating segment data includes the results of all subsidiaries, consistent with the management reporting of these operations. Financial information by geographic operating segments as of and for the three months ended January 31 is summarized below (amounts in thousands):

                                                             JANUARY 31,
                                                       2000              1999
                                                     --------          --------
NET SALES:
North America                                        $ 37,584          $ 32,631
Europe                                                  8,833             9,993
Japan                                                   8,667             6,849
Asia/Pacific                                            6,163             5,665
Latin America                                           4,092             2,929
Elimination of intercompany sales                      (7,605)           (7,441)
                                                     --------          --------
         Consolidated                                $ 57,734          $ 50,626
                                                     ========          ========

                                                             JANUARY 31,
                                                       2000              1999
                                                     --------          --------
OPERATING INCOME (LOSS):
North America                                        $  3,454          $  1,494
Europe                                                     47               116
Japan                                                     488               (10)
Asia/Pacific                                              898               725
Latin America                                             522               369
                                                     --------          --------
         Segment total                                  5,409             2,694
                                                     --------          --------
Interest expense                                         (241)             (358)
Other income, net                                         104               169
                                                     --------          --------
         Income before income taxes                  $  5,272          $  2,505
                                                     ========          ========

- Interest expense and other income (expense) have not been allocated to segments.

                                                 JANUARY 31,          OCTOBER 31,
                                                    2000                 1999
                                                 ---------            ---------
ASSETS:
North America                                    $ 143,769            $ 144,385
Europe                                              20,805               24,028
Japan                                               29,321               31,558
Asia/Pacific                                        13,553               13,239
Latin America                                        7,436                5,763
General Corporate                                    3,878                6,186
Eliminations and other                             (41,845)             (40,817)
                                                 ---------            ---------
         Consolidated                            $ 176,917            $ 184,342
                                                 =========            =========

- General Corporate assets (principally cash and investments) are not allocated to segments.

- Eliminations and other is primarily comprised of intercompany receivables and investments in subsidiaries, both of which are eliminated in the Company's consolidated financial statements.

NOTE 6 - OTHER INCOME, NET

         Other income, net consisted of the following (amounts in thousands):

                                                             THREE MONTHS ENDED
                                                          JANUARY 31,   JANUARY 31,
                                                              2000         1999
                                                          -----------   -----------
Interest income                                              $  52        $  45
Exchange gains                                                  20          213
Gains on sale of property, plant and equipment                  16            1
Other income (expenses)                                         16          (90)
                                                             -----        -----
                                                             $ 104        $ 169
                                                             =====        =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JANUARY 31, 2000 VS. THREE MONTH PERIOD ENDED JANUARY 31, 1999

NET SALES

         The Company had net sales of $57.7 million in the first quarter of fiscal 2000 representing a 14.0 percent increase over 1999's first quarter sales of $50.6 million. The majority of this improvement can be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first quarter of fiscal 1999, net sales for the first quarter of 2000 would have been $1.9 million higher, or 17.7 percent greater overall than the comparable period in fiscal 1999.

                                        THREE MONTHS ENDED                       CURRENCY
                                    JANUARY 31,     JANUARY 31,      PERCENT      ADJUSTED
                                        2000            1999         CHANGE        CHANGE
                                        ----            ----         ------        ------
North America                             $32,127         $28,176        14.0%         14.0%
Europe                                      7,451           7,730       (3.6%)         10.2%
Japan                                       8,535           6,671        27.9%         14.3%
Asia/Pacific                                5,730           5,186        10.5%          9.1%
Latin America                               3,891           2,863        35.9%         92.1%
                                          -------         -------        ----          ----
             Total sales                  $57,734         $50,626        14.0%         17.7%
                                          =======         =======        ====          ====

         North American sales increased 14.0 percent in the first quarter as compared to the same quarter in 1999. The potable water market was responsible for much of this growth, however both the fluid processing and healthcare markets in North America had increased sales quarter over quarter. The Water Group (within the potable water market) continued to record strong sales with its series of new filters designed for various OEM customers with final sales to US consumers. Sales in Europe were down 3.6 percent as compared to the same period in 1999, but up 10.2 percent when expressed in local currency. All three market segments in this region posted gains, on a local currency basis, over the comparable period last year. Sales in Japan were 27.9 percent higher as compared to the same quarter last year, and 14.3 percent higher when expressed in local currency, reflecting double-digit sales growth in all three markets. Asia/Pacific sales increased by 10.5 percent as compared to the same quarter last year and, excluding changes in currency values over the period, increased
9.2 percent. The majority of the increase in Asia/Pacific is due to the slowly recovering economy in Southeast Asia after nearly two years of recession. First quarter Latin American sales increased 35.9 percent as compared to the same period in 1999, and 92.1 percent when expressed in local currency. This increase was primarily driven by a large contract completed and shipped in the first quarter of 2000.

         The following table displays the Company's sales by market (amounts in thousands):

                                              THREE MONTHS ENDED                     CURRENCY
                                         JANUARY 31,     JANUARY 31,     PERCENT     ADJUSTED
                                            2000            1999         CHANGE       CHANGE
                                            ----            ----         ------       ------
Potable Water                             $23,430         $20,471        14.5%        16.3%
Fluid Processing                           19,505          17,055        14.4%        19.0%
Healthcare                                 14,799          13,100        13.0%        18.2%
                                           ------          ------        ----         ----
             Total sales                  $57,734         $50,626        14.0%        17.7%
                                          =======         =======        =====        =====

         Although, on a currency adjusted basis, all geographic operating segments experienced sales increases in the potable water segment, the increase was primarily driven by strong sales in North America associated to OEM customers, direct marketing companies, and appliance manufacturers. Similarly, on a currency adjusted basis, all geographic operating segments experienced sales increases in the fluid processing market. These increases reflect the strengthening worldwide demand in the electronics and oil & gas markets. Also, on a currency adjusted basis, all geographic operating segments experienced sales increases in the healthcare market. This market continues to reflect sound business conditions and a focus by management on competitively favorable niches.

GROSS PROFIT

         The Company's gross profit increased $4.5 million to $24.3 million in the first quarter of 2000 from $19.9 million in the first quarter of 1999. Gross profit as a percentage of net sales (gross margin) increased during that same period from 39.2 percent in 1999 to 42.1 percent in 2000. Several factors contributed to the lower gross margin in 1999, chief among these were start-up costs associated with a new product in the Water Group, higher manufacturing costs in the US membrane operation associated with the introduction of a new manufacturing process, and pricing pressure on certain products sold in Japan.

OPERATING EXPENSES

         Selling, general and administrative expenses increased $1.5 million or
10.2 percent in the first quarter of 2000 as compared to the first quarter of 1999. Selling expenses increased $0.7 million due primarily to sales force additions and normal incentive and inflation-based wage increases. Administrative expenses increased $0.5 million due to expansions in the employee base and inflation-based wage increases. Research, development and engineering expenses increased $0.3 million or 9.9 percent in the first quarter as compared to the prior year reflecting the Company's continued focus on the development of new products and technologies.

OPERATING INCOME

         As a result of the above, operating income increased $2.7 million, or
100.8 percent, to $5.4 million or 9.4 percent of sales in the first quarter of 2000 as compared to $2.7 million or 5.3 percent of sales in the first quarter of 1999.

NONOPERATING ACTIVITY

         Interest expense was down slightly ($0.1 million) quarter over quarter as the level of debt outstanding decreased. See "Financial Position and Liquidity" below. As detailed in Note 6 to the condensed consolidated financial statements, other income, net was relatively flat quarter over quarter as no material activity occurred in either of the two quarters.

INCOME TAXES

         The Company's effective income tax rate for the first quarter of 2000 was 38.2% compared to 36.6% in the first quarter of 1999. The increase primarily reflects a change in the mix of income attributed to the various countries in which the Company does business and their associated tax rates.


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

         Set forth below is selected key cash flow data (in thousands of dollars):

Source/(Use) of Cash                                                      THREE MONTHS ENDED
                                                                              JANUARY 31,
                                                                         2000            1999
                                                                         ----            ----
OPERATING ACTIVITIES:
Net cash provided by net income plus depreciation,
amortization and non-cash compensation                                  $ 5,623          $ 3,882
Accounts receivable                                                       3,005            2,660
Inventories                                                               (314)              792
Net cash provided by operating activities                                 5,458            4,724

INVESTING ACTIVITIES:
Capital expenditures                                                    (2,101)          (3,085)

FINANCING ACTIVITIES:
Net change in total debt                                                (4,550)          (3,089)
Retirement of Common Stock                                              (1,154)               --


         The net cash provided by net income plus depreciation, amortization and non-cash compensation is an important measurement of cash generated from the earnings process before significant non-cash charges. Net income plus depreciation, amortization and non-cash compensation of $5.6 million increased
44.8 percent in the first quarter of 2000 as compared to 1999 reflecting the Company's increased sales volume and improved gross profit margin as previously discussed above. The net source of $3.0 million generated from accounts receivable reflects the Company's strong management of worldwide receivables, and compares favorably to the general increase in sales levels. The net use of $0.3 million applicable to inventories reflects the Company's consistent growth in sales and concomitant increase, although at a lessor rate, in inventories. During the first quarter of 2000, a significant portion of the Company's outstanding performance shares vested. In connection therewith, the Company utilized $1.2 million in cash to pay applicable employee withholding taxes on the common shares earned in return for shares of the Company's Common Stock then retired.

         Capital expenditures amounted to $2.1 million in the first three months of 2000 and were primarily comprised of building additions and purchases of machinery and equipment for the expansion of manufacturing capabilities. In the second quarter of fiscal 2000, the Company may be required to make contingent consideration payments of up to $3.0 million related to the acquisition of Chemical Engineering Corporation. Any such payments will be recorded as additional goodwill.

         Due largely to the Company's continued strong cash flows from operating activities ($5.5 million) in the first three months of 2000, the Company was able to reduce its long-term debt and bank loans by $4.6 million.

OTHER MATTERS

COMPLIANCE WITH YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

MARKET RISK DISCLOSURES

         There have been no material changes in the information reported in the Company's Form 10-K for the year ended October 31, 1999 under the "Market Risk Disclosures" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING INFORMATION

         The Company wants to provide stockholders and investors with more meaningful and useful information and therefore, this quarterly report describes the Company's belief regarding business conditions and the outlook for the Company, which reflects currently available information. These forward looking statements are subject to risks and uncertainties which, as described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended October 31, 1999, could cause the Company's actual results or performance to differ materially from those expressed herein. The Company assumes no obligation to update the information contained in this quarterly report.

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



Date     March 1, 2000
         ----------------


By /s/ Frederick C. Flynn, Jr.
   ---------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer,
Treasurer and Assistant Secretary


By /s/ Timothy B. Carney
   ---------------------------
Timothy B. Carney
Vice President, Controller,
and Assistant Secretary