Form 10-Q
period 2000-04-30
CUNO INC
filed 2000-05-31
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000          Commission file number 000-21109
                                                                              ---------



                                CUNO INCORPORATED
             (Exact name of registrant as specified in its charter)


         Delaware                                        06-1159240
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

400 Research Parkway, Meriden, Connecticut                 06450
------------------------------------------        ----------------------------
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
Yes      X                 No
      -------                 ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  .001 Par Value -- 16,329,930 shares as of April 30, 2000

                                CUNO INCORPORATED


                                                                                                  Page

Part I.  Financial Information

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income - Three months ended April 30, 2000 and 1999             1

         Consolidated Statements of Income - Six months ended April 30, 2000 and 1999               2

         Consolidated Balance Sheets - April 30, 2000 and October 31, 1999                          3

         Consolidated Statements of Cash Flows - Six months ended April 30, 2000 and 1999           4

         Notes to Unaudited Condensed Consolidated Financial Statements                             5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                 9

Part II. Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                                      16

Item 6.  Exhibits and Reports on Form 8-K                                                          16


Signatures                                                                                         17

          CUNO Incorporated
Consolidated Statements of Income (unaudited)
(dollars in thousands, except share amounts)

                                                               Three Months Ended
                                                                     April 30,
                                                                2000                1999
                                                    ----------------   -----------------


Net sales                                                  $ 58,910            $ 54,027
Less costs and expenses:
    Cost of products sold                                    33,436              30,120
    Selling, general and administrative expenses             15,742              15,457
    Research, development and engineering                     3,365               2,955
                                                    ----------------   -----------------
                                                             52,543              48,532
                                                    ----------------   -----------------

Operating income                                              6,367               5,495

Nonoperating income (expense):
    Interest expense                                           (188)               (297)
    Other income, net                                            12                  64
                                                    ----------------   -----------------
                                                               (176)               (233)
                                                    ----------------   -----------------

Income before income taxes                                    6,191               5,262

Provision for income taxes                                     2,319               1,947

                                                    ----------------   -----------------
Net income                                           $        3,872     $          3,315
                                                    ================   =================


Basic earnings per common share                              $ 0.24              $ 0.21

Diluted earnings per common share                            $ 0.23              $ 0.20

Basic shares outstanding                                 16,186,989          16,066,882

Diluted shares outstanding                               16,623,908          16,259,528


See notes to unaudited condensed consolidated financial statements.

                     CUNO Incorporated
Consolidated Statements of Income (unaudited)
        (dollars in thousands, except share amounts)

                                                            Six Months Ended
                                                                April 30,
                                                       2000                   1999
                                                    --------------   --------------------


Net sales                                               $ 116,644         $ 104,653
Less costs and expenses:
    Cost of products sold                                  66,845            60,880
    Selling, general and administrative expenses           31,523            29,777
    Research, development and engineering                   6,500             5,807
                                                    --------------   ---------------
                                                          104,868            96,464
                                                    --------------   ---------------

Operating income                                           11,776             8,189

Nonoperating income (expense):
    Interest expense                                         (429)             (655)
    Other income, net                                         116               233
                                                    --------------   ---------------
                                                             (313)             (422)
                                                    --------------   ---------------

Income before income taxes                                 11,463             7,767

Provision for income taxes                                   4,333             2,864

                                                    --------------   ---------------
Net income                                           $      7,130     $        4,903
                                                    ==============   ===============


Basic earnings per common share                            $ 0.44            $ 0.31

Diluted earnings per common share                          $ 0.43            $ 0.30

Basic shares outstanding                               16,174,704        16,034,545

Diluted shares outstanding                             16,572,664        16,232,053


See notes to unaudited condensed consolidated financial statements.

                             CUNO Incorporated
                  Consolidated Balance Sheets (unaudited)
                    (in thousands, except share amounts)

                                                                       April 30,                October 31,
                                                                         2000                      1999
                                                                   ------------------        ------------------
Assets
Current assets
    Cash and cash equivalents                                                $ 6,562                   $ 6,186
    Accounts receivable, less allowances for
      doubtful accounts of $1,719 and $1,706, respectively                    46,778                    50,777
    Inventories                                                               28,609                    29,246
    Deferred income taxes                                                      7,935                     8,606
    Prepaid expenses and other current assets                                  2,628                     2,434
                                                                   ------------------        ------------------
        Total current assets                                                  92,512                    97,249

Noncurrent assets
    Deferred income taxes                                                      1,436                     1,598
    Intangible assets, net                                                    24,671                    22,567
    Other noncurrent assets                                                    2,383                     2,576
    Property, plant and equipment, net                                        60,881                    60,352
                                                                   ------------------        ------------------
        Total assets                                                       $ 181,883                 $ 184,342
                                                                   ==================        ==================


Liabilities and Stockholders' Equity

Current liabilities
    Bank loans                                                              $ 18,274                  $ 19,189
    Accounts payable                                                          17,019                    16,716
    Accrued payroll and related taxes                                          8,526                    11,790
    Other accrued expenses                                                     8,462                     8,002
    Accrued income taxes                                                       3,497                     3,750
    Current portion of long-term debt                                          1,605                     2,493
                                                                   ------------------        ------------------
        Total current liabilities                                             57,383                    61,940

Noncurrent liabilities
    Long-term debt, less current portion                                       5,204                     8,761
    Deferred income taxes                                                      4,499                     4,750
    Retirement benefits                                                        4,634                     4,317
                                                                   ------------------        ------------------
        Total noncurrent liabilities                                          14,337                    17,828
Stockholders' equity
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                               -                         -
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,329,930 and 16,342,952 shares issued and outstanding
        (excluding 4,328 shares in treasury)                                      16                        16
    Additional paid-in-capital                                                40,074                    39,779
    Unearned compensation                                                     (2,301)                   (2,568)
    Accumulated other comprehensive (loss) income --
          foreign currency translation adjustments                            (1,663)                      440
    Retained earnings                                                         74,037                    66,907
                                                                   ------------------        ------------------
        Total stockholders' equity                                           110,163                   104,574
                                                                   ------------------        ------------------
        Total liabilities and stockholders' equity                         $ 181,883                 $ 184,342
                                                                   ==================        ==================


See notes to unaudited condensed consolidated financial statements.

                               CUNO Incorporated
               Statements of Consolidated Cash Flows (unaudited)
                            (dollars in thousands)


                                                                                           Six Months Ended
                                                                                                April 30,
                                                                                       2000            1999
                                                                                ----------------    ----------------
Operating activities
   Net income                                                                           $ 7,130             $ 4,903
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                                       4,328               3,995
      Noncash compensation recognized under employee stock plans                            483                 652
      Gain on sale of property, plant and equipment                                         (18)                 (1)
      Pension costs in excess of funding                                                    455                 391
      Deferred income taxes                                                                 445                 160
      Changes in operating assets and liabilities:
           Accounts receivable                                                            2,264               1,280
           Inventories                                                                     (376)               (797)
           Prepaid expenses and other current assets                                       (563)               (744)
           Accounts payable and accrued expenses                                           (333)               (784)
           Accrued income taxes                                                            (236)                466
                                                                                ----------------    ----------------
Net cash provided by operating activities                                                13,579               9,521

Investing activities
      Proceeds from sales of property, plant and equipment                                   21                   -
      Capital expenditures                                                               (5,271)             (5,644)
      Contingent consideration for prior acquisition                                     (2,885)             (1,000)
      Proceeds from surrender of life insurance policies                                    569                   -
                                                                                ----------------    ----------------
Net cash used for investing activities                                                   (7,566)             (6,644)

Financing activities
      Proceeds from long-term debt                                                        3,800               5,300
      Principal payments on long-term debt                                               (8,127)            (10,696)
      Net (repayments) borrowings under short-term bank loans                              (184)              1,285
      Retirement of Common Stock                                                         (1,154)                  -
      Proceeds from stock options exercised                                                 142                 118
                                                                                ----------------    ----------------
Net cash used for financing activities                                                   (5,523)             (3,993)

Effect of exchange rate changes on cash and cash equivalents                               (114)                 61
                                                                                ----------------    ----------------
Net change in cash and cash equivalents                                                     376              (1,055)
Cash and cash equivalents -- beginning of period                                          6,186               4,433
                                                                                ----------------    ----------------
Cash and cash equivalents -- end of period                                              $ 6,562             $ 3,378
                                                                                ================    ================


See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2000

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended October 31, 1999.

NOTE 2 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

                                                                             APRIL 30,           APRIL 30,
                                                                               2000                 1999
                                                                               ----                 ----
              NUMERATOR:

             Net income                                                      $3,872,000            $3,315,000
                                                                             ==========            ==========

              DENOMINATORS:

             Weighted average shares outstanding                             16,321,476            16,216,983
              Issued but unearned performance shares
                                                                               (68,165)             (123,790)
              Issued but unearned restricted shares
                                                                               (66,322)              (26,311)
                                                                               --------              --------
              DENOMINATOR FOR BASIC EARNINGS PER SHARE                       16,186,989            16,066,882
                                                                             ==========            ==========

              Weighted average shares outstanding                            16,321,476            16,216,983
              Effect of dilutive employee stock options                         302,432                42,545
                                                                             ----------            ----------
              DENOMINATOR FOR DILUTED EARNINGS PER SHARE                     16,623,908            16,259,528
                                                                             ==========            ==========

               Basic earnings per share                                        $   0.24              $   0.21
               Diluted earnings per share                                      $   0.23              $   0.20

         The following table sets forth the computation of basic and diluted earnings per share for the six months ended:

                                                                             APRIL 30,           APRIL 30,
                                                                               2000                 1999
                                                                               ----                 ----
              NUMERATOR:

             Net income                                                      $7,130,000            $4,903,000
                                                                             ==========            ==========

              DENOMINATORS:

             Weighted average shares outstanding                             16,315,722            16,191,218
              Issued but unearned performance shares
                                                                               (68,694)             (128,458)
              Issued but unearned restricted shares
                                                                               (72,324)              (28,215)
                                                                               --------              --------
              DENOMINATOR FOR BASIC EARNINGS PER SHARE                       16,174,704            16,034,545
                                                                             ==========            ==========

              Weighted average shares outstanding                            16,315,722            16,191,218
              Effect of dilutive employee stock options                         256,942                40,835
                                                                             ----------            ----------
              DENOMINATOR FOR DILUTED EARNINGS PER SHARE                     16,572,664            16,232,053
                                                                             ==========            ==========

               Basic earnings per share                                        $   0.44              $   0.31
               Diluted earnings per share                                      $   0.43              $   0.30


NOTE 3 - INVENTORIES

         Inventories consist of the following (amounts in thousands):

                                                     APRIL 30,                  OCTOBER 31,
                                                         2000                      1999
                                                     ---------                  ---------

                  Raw materials                        $12,393                   $12,399
                  Work-in-process                        3,080                     3,197
                  Finished goods                        13,136                    13,650
                                                       -------                  --------
                                                       $28,609                   $29,246
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

]NOTE 4 - COMPREHENSIVE INCOME

         Total comprehensive income was comprised of the following (amounts in thousands):

                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          APRIL 30,                     APRIL 30,
                                                      2000           1999           2000           1999
                                                     ----           ----           ----           ----

Net income                                            $3,872        $3,315          $7,130        $4,903
Other comprehensive loss - foreign currency
translation adjustments                               (1,729)         (264)         (2,103)       (2,481)
                                                     -------        ------         -------       -------
             Total comprehensive income               $2,143        $3,051          $5,027        $2,422
                                                     =======        ======         =======       =======


NOTE 5 - SEGMENT DATA

         For management reporting and control, the Company is divided into five geographic operating segments as presented below. Each segment has general operating autonomy over its markets.

         Operating segment data includes the results of all subsidiaries, consistent with the management reporting of these operations. Financial information by geographic operating segments is summarized below (amounts in thousands):

                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                             APRIL 30,                         APRIL 30,
                                      2000              1999               2000         1999
                                      ----              ----               ----         ----
NET SALES:
North America                         $38,181          $36,833           $75,766       $69,463
Europe                                  9,366           10,663            18,199        20,654
Japan                                   9,931            7,502            18,598        14,351
Asia/Pacific                            6,491            6,245            12,653        11,910
Latin America                           3,366            2,554             7,458         5,483
Intercompany sales                     (8,425)          (9,770)          (16,030)      (17,208)
                                    ---------        ---------         ---------      --------
         Consolidated                 $58,910          $54,027          $116,644      $104,653
                                    =========        =========         =========      ========


                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         APRIL 30,                           APRIL 30,
                                          2000             1999         2000             1999
                                          ----             ----         ----             ----
OPERATING INCOME:
North America                         $  3,830           $3,279        $7,284           $4,772
Europe                                     156              655           202              771
Japan                                      999              377         1,489              367
Asia/Pacific                               921              799         1,820            1,525
Latin America                              461              385           981              754
                                      --------         --------        -------         -------
         Segment total                   6,367            5,495        11,776            8,189
                                      --------         --------        -------         -------
Interest expense                          (188)            (297)         (429)            (655)
Other income, net                           12               64           116              233
                                      --------         --------        ------          -------
Income before income taxes              $6,191           $5,262       $11,463           $7,767
                                      ========         ========       =======          =======

Interest expense and other income (expense) have not been allocated to segments.

NOTE 6 - OTHER INCOME, NET

         Other income, net consisted of the following (amounts in thousands):

                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                   APRIL 30,                           APRIL 30,
                                              2000           1999                2000          1999
                                              ----           ----                ----          ----

Interest income                                $56            $38               $108            $83
Exchange (losses) gains                       (43)             18               (23)            231
Gains on sale of
property, plant, and equipment                  18             --                 18              1
Other income (expenses)                       (19)              8                 13           (82)
                                              ----            ---               ---            ----
                                               $12            $64               $116           $233
                                               ===            ===               ====           ====


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED APRIL 30, 2000 VS. THREE MONTH PERIOD ENDED APRIL 30, 1999

NET SALES

         The Company had net sales of $58.9 million in the second quarter of fiscal 2000 representing a 9.0 percent increase over 1999's second quarter sales of $54.0 million. The majority of this improvement can be attributed to an increase in the unit volume of worldwide sales. Currency values had an immaterial effect on consolidated overseas net sales (quarter over quarter) when translated from local currency into US dollars.

                                              THREE MONTHS ENDED                      CURRENCY
                                                   APRIL 30,            PERCENT       ADJUSTED
                                             2000            1999         CHANGE        CHANGE
                                             ----            ----         ------        ------

North America                             $32,249         $30,793         4.7%          4.7%
Europe                                      7,871           7,969       (1.2%)         11.7%
Japan                                       9,681           7,316        32.3%         19.3%
Asia/Pacific                                5,770           5,459         5.7%          8.0%
Latin America                               3,339           2,490        34.1%         29.5%
                                             ----          ------      -------         ------
             Total sales                  $58,910         $54,027         9.0%          9.2%
                                          =======         =======      =======         ======


         North American sales increased 4.7 percent in the second quarter as compared to the same quarter in 1999. The potable water market was responsible for all of this growth as both the fluid processing and Healthcare markets in North America had lower sales quarter over quarter. The Water Group (which addresses the potable water market) continued to record strong sales with its series of new filters designed for OEM customers who serve various channels of distribution with final sales to US consumers. Sales in the North American Healthcare and fluid processing segment were down primarily due to reduced volume with a major diagnostic customer in the Healthcare industry and delays in certain projects in the fluid processing segment. Sales in Europe were down 1.2 percent as compared to the same period in 1999, but up 11.7 percent when expressed in local currency. All three market segments in this region posted double-digit gains, on a local currency basis, over the comparable period last year. Sales in Japan were 32.3 percent higher as compared to the same quarter last year, and 19.3 percent higher when expressed in local currency, primarily reflecting recovery in the industrial sector of the economy. Asia/Pacific sales increased by 5.7 percent as compared to the same quarter last year and, excluding changes in currency values over the period, increased 8.0 percent. The majority of the increase in Asia/Pacific is due to expanding sales in the potable water segment and the slowly recovering economy in Southeast Asia. Second quarter Latin American sales increased 34.1 percent as compared to the same period in 1999, and 29.5 percent when expressed in local currency. All three market segments in this region posted strong gains, on a local currency basis, over the comparable period last year.

         The following table displays the Company's sales by market (amounts in thousands):

                                             THREE MONTHS ENDED                       CURRENCY
                                                APRIL 30,                PERCENT     ADJUSTED
                                            2000            1999         CHANGE       CHANGE
                                            ----            ----         ------       ------

Potable Water                             $24,839         $21,170        17.3%        17.9%
Fluid Processing                           19,189          18,012         6.5%         5.9%
Healthcare                                 14,882          14,845         0.2%         1.0%
                                           ------          ------         ----         ----
             Total sales                  $58,910         $54,027         9.0%         9.2%
                                          =======         =======         ====         ====


         On a currency adjusted basis, all geographic operating segments experienced sales increases in the potable water segment. The majority of this increase was driven by strong sales in North America associated with OEM customers, direct marketing companies, and appliance manufacturers. Other than in North America as previously described above, on a currency adjusted basis, all other geographic operating segments experienced sales increases in the fluid processing market. These increases reflect the strengthening worldwide demand in the electronics and oil & gas markets. Sales in the North American Healthcare segment were down primarily due to reduced volume with a large diagnostics customer. On a currency adjusted basis, Healthcare sales outside North America increased 18.9 percent reflecting sound business conditions and a continued focus by management on competitively favorable niches.

GROSS PROFIT

         The Company's gross profit increased $1.6 million to $25.5 million in the second quarter of 2000 from $23.9 million in the second quarter of 1999. Gross profit as a percentage of net sales (gross margin) decreased during that same period from 44.3 percent in 1999 to 43.2 percent in 2000. The primary factor that contributed to the lower gross margin in 2000 was lower sales volume in the North American Healthcare market which generally carries a higher margin than most products in the other markets.

OPERATING EXPENSES

         Selling, general and administrative expenses increased $0.3 million or
1.8 percent in the second quarter of 2000 as compared to the second quarter of 1999. Research, development and engineering expenses increased $0.4 million or
13.9 percent in the second quarter as compared to the prior year reflecting the Company's continued focus on the development of new products and technologies. All other expense categories reflected minor increases consistent with normal incentive and inflation-based increases.

OPERATING INCOME

         As a result of the above, operating income increased $0.9 million, or
15.9 percent, to $6.4 million or 10.8 percent of sales in the second quarter of 2000 as compared to $5.5 million or 10.2 percent of sales in the second quarter of 1999.

NONOPERATING ACTIVITY

         Interest expense was down slightly ($0.1 million) quarter over quarter as the level of debt outstanding decreased. See "Financial Position and Liquidity" below. As disclosed in Note 6 to the condensed consolidated financial statements, other income (expenses) was relatively flat quarter over quarter as no material activity occurred in either of the two quarters.

INCOME TAXES

         The Company's effective income tax rate for the second quarter of 2000 was 37.5% compared to 37.0% in the second quarter of 1999. The increase primarily reflects a change in the mix of income attributed to the various countries in which the Company does business and their associated tax rates.

SIX MONTH PERIOD ENDED APRIL 30, 2000 VS. SIX MONTH PERIOD ENDED APRIL 30, 1999

NET SALES

         The Company had net sales of $116.6 million in the first six months of fiscal 2000 representing an 11.5 percent increase over 1999's comparable sales of $104.7 million. The majority of this improvement can be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first six months of fiscal 1999, net sales for the first six months of 2000 would have been $2.1 million higher, or 13.3 percent greater overall than the comparable period in fiscal 1999.

                                            SIX MONTHS ENDED                         CURRENCY
                                                   APRIL 30,            PERCENT      ADJUSTED
                                            2000            1999         CHANGE        CHANGE
                                            ----            ----         ------        ------

North America                             $64,376         $58,969         9.2%          9.2%
Europe                                     15,322          15,699       (2.4%)         11.0%
Japan                                      18,216          13,987        30.2%         16.9%
Asia/Pacific                               11,500          10,645         8.0%          8.6%
Latin America                               7,230           5,353        35.1%         57.8%
                                         ---------       --------        -----         -----
             Total sales                 $116,644        $104,653        11.5%         13.3%
                                         ========        ========        =====         =====


         North American sales increased 9.2 percent in the first six months of 2000 as compared to the same period in 1999. The potable water market was responsible for all of this growth as sales were relatively flat in both the fluid processing and healthcare markets in North America. The Water Group (within the potable water market) continued to record strong sales with its series of new filters designed for various OEM customers who serve various channels of distribution with final sales to US consumers. Sales in Europe were down 2.4 percent as compared to the same period in 1999, but up 11.0 percent when expressed in local currency. All three market segments in this region posted gains, on a local currency basis, over the comparable period last year. Sales in Japan were 30.2 percent higher as compared to the same period last year, and 16.9 percent higher when expressed in local currency, reflecting double-digit sales growth in all three markets. Excluding changes in currency values over the period, Asia/Pacific sales increased by 8.6 percent as compared to the same period last year. The majority of the increase in Asia/Pacific is due to the slowly recovering economy in Southeast Asia and strong gains in both the fluid processing and potable water markets. Latin American sales increased
35.1 percent as compared to the same period in 1999, and 57.8 percent when expressed in local currency. This increase was driven in part by a large contract completed and shipped in the first quarter of 2000. In addition, all three market segments in this region posted gains, on a local currency basis, over the comparable period last year.

         The following table displays the Company's sales by market (amounts in thousands):

                                          SIX MONTHS ENDED                           CURRENCY
                                               APRIL 30,                PERCENT      ADJUSTED
                                            2000            1999         CHANGE       CHANGE
                                            ----            ----         ------       ------

Potable Water                             $48,269         $41,641        15.9%        17.1%
Fluid Processing                           38,694          35,067        10.3%        12.3%
Healthcare                                 29,681          27,945         6.2%         9.1%
                                         --------        ---------       ------       -----
             Total sales                 $116,644        $104,653        11.5%        13.3%
                                         ========        ========        =====        =====


         Although, on a currency adjusted basis, all geographic operating segments experienced sales increases in the potable water segment, the increase was primarily driven by strong sales in North America associated to OEM customers, direct marketing companies, and appliance manufacturers. Similarly, on a currency adjusted basis, all geographic operating segments experienced sales increases in the fluid processing market. These increases primarily reflect the strengthening worldwide demand in the electronics and oil & gas markets. On a currency adjusted basis, Healthcare sales outside North America increased 15.5 percent reflecting sound business conditions and a continued focus by management on competitively favorable niches.

GROSS PROFIT

         The Company's gross profit increased $6.0 million to $49.8 million in the first six months of 2000 from $43.8 million in the first six months of 1999. Gross profit as a percentage of net sales (gross margin) increased during that same period from 41.8 percent in 1999 to 42.7 percent in 2000. Several factors contributed to the lower gross margin in 1999, chief among these were start-up costs associated with a new product in the Water Group, higher manufacturing costs in the US membrane operation associated with the introduction of a new manufacturing process, and pricing pressure on certain products sold in Japan (all in the first quarter of 1999). Comparatively, these 1999 reductions were offset by lower sales volume in the North American Healthcare market in the second quarter of 2000 which generally carry a higher margin than most products in the other markets.

OPERATING EXPENSES

         Selling, general and administrative expenses increased $1.7 million or
5.9 percent in the first six months of 2000 as compared to the first six months of 1999. Research, development and engineering expenses increased $0.7 million or 11.9 percent in the first six months of 2000 as compared to the comparable period in the prior year reflecting the Company's continued focus on the development of new products and technologies. Selling expenses increased $1.1 million or 6.4 percent due primarily to sales force additions and normal incentive and inflation-based wage increases. All other expense categories reflected minor increases consistent with normal incentive and inflation-based increases.

OPERATING INCOME

         As a result of the above, operating income increased $3.6 million, or
43.8 percent, to $11.8 million or 10.1 percent of sales in the first six months of 2000 as compared to $8.2 million or 7.8 percent of sales in the first six months of 1999.

NONOPERATING ACTIVITY

         Interest expense was down slightly ($0.2 million) period over period as the level of debt outstanding decreased. See "Financial Position and Liquidity" below. As disclosed in Note 6 to the condensed consolidated financial statements, other income (expenses) was relatively flat quarter over quarter as no material activity occurred in either of the two quarters.

INCOME TAXES

         The Company's effective income tax rate for the first six months of 2000 was 37.8% compared to 36.9% in the first six months of 1999. The increase primarily reflects a change in the mix of income attributed to the various countries in which the Company does business and their associated tax rates.

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

         Set forth below is selected key cash flow data (in thousands of dollars):

Source/(Use) of Cash                                                    SIX MONTHS ENDED
                                                                            APRIL 30,
                                                                       2000            1999
                                                                       ----            ----
OPERATING ACTIVITIES:
Net cash provided by net income plus depreciation, amortization
and non-cash compensation                                               $ 11,941         $ 9,550
Accounts receivable                                                        2,264           1,280
Net cash provided by operating activities                                 13,579           9,521

INVESTING ACTIVITIES:
Capital expenditures                                                     (5,271)         (5,644)
Contingent consideration for prior acquisition                           (2,885)         (1,000)
Proceeds from surrender value of life insurance policies                     569              --

FINANCING ACTIVITIES:
Net change in total debt                                                 (4,511)         (4,111)
Retirement of Common Stock                                               (1,154)              --


         The net cash provided by net income plus depreciation, amortization and non-cash compensation is an important measurement of cash generated from the earnings process before significant non-cash charges. Net income plus depreciation, amortization and non-cash compensation of $11.9 million increased 25 percent in the first six months of 2000 as compared to the same period in 1999 reflecting the Company's increased sales volume and improved operating profit margin as discussed above. The net cash source of $2.3 million generated from accounts receivable reflects the Company's strong management of worldwide receivables, and compares favorably to the general increase in sales levels.

         Capital expenditures amounted to $5.3 million in the first six months of 2000 and were primarily comprised of building additions and purchases of machinery and equipment for the expansion of manufacturing capabilities. In the second quarter of fiscal 2000, the Company made a contingent consideration payment of $2.9 million related to the acquisition of Chemical Engineering Corporation (CEC). This payment was recorded as additional goodwill. There will be no future contingency payments related to the CEC acquisition. The acquisition of CEC included certain life insurance policies on key officers of CEC. In the second quarter of 2000, CUNO elected to surrender these policies for their cash surrender value upon settlement.

         Due largely to the Company's continued strong cash flows from operating activities ($13.6 million) in the first six months of 2000 and despite capital expenditures and contingent acquisition payments totaling $8.2 million, the Company was able to reduce its long-term debt and bank loans by $4.5 million. During the first quarter of 2000, a significant portion of the Company's outstanding performance shares vested. In connection therewith, the Company utilized $1.2 million in cash to pay applicable employee withholding taxes on the common shares earned in return for shares of the Company's Common Stock then retired.

OTHER MATTERS

COMPLIANCE WITH YEAR 2000

         In prior reports, the Company discussed the nature and progress of its plans to become Year 2000 ready. In 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Corporation held its annual meeting of Stockholders on March 23, 2000.

(b) The following individuals were nominated and elected to serve a term of three years as Directors:
                  Mr. Joel B. Alvord
                  Dr. Charles L. Cooney
                  Mr. John M. Galvin

(c)  The stockholders voted on the following matters:

         1. Election of Directors -- the voting results for each nominee, all of whom were reelected, are as follows:

                  Name                               Votes For         Votes Withheld            Not Voted
                  ----                               ---------         --------------            ---------
                  Mr. Joel B. Alvord                 13,826,896              137,141             2,357,209
                  Dr. Charles L. Cooney              13,826,896              137,141             2,357,209
                  Mr. John M. Galvin                 13,785,217              178,820             2,357,209

         2. A proposal for the appointment of Ernst & Young LLP as independent auditors was approved by a count of 13,948,463 votes for, 7,870 votes against, 7,704 votes abstaining, and 2,357,209 shares not voted.


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



CUNO INCORPORATED



Date     May 31, 2000
     ------------------------------


By /s/ Frederick C. Flynn, Jr.
   --------------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer,
Treasurer and Assistant Secretary


By /s/ Timothy B. Carney
   --------------------------------
Timothy B. Carney
Vice President, Controller,
and Assistant Secretary