Form 10-Q
period 2000-07-31
CUNO INC
filed 2000-09-11
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000    Commission file number 000-21109


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


                                 Not Applicable
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.


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

Common Stock,  .001 Par Value -- 16,339,092 shares as of July 31, 2000

                                CUNO INCORPORATED

                                                                                                    Page
                                                                                                    ----
Part I.  Financial Information

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income - Three months ended July 31, 2000 and 1999                1

         Consolidated Statements of Income - Nine months ended July 31, 2000 and 1999                 2

         Consolidated Balance Sheets - July 31, 2000 and October 31, 1999                             3

         Consolidated Statements of Cash Flows - Nine months ended July 31, 2000 and 1999             4

         Notes to Unaudited Condensed Consolidated Financial Statements                               5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                   9

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                             16


Signatures                                                                                            17

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                                     THREE MONTHS ENDED
                                                                           JULY 31,
                                                            -------------------------------------
                                                                2000                     1999
                                                            ------------             ------------
Net sales                                                   $     62,795             $     56,348
Less costs and expenses:
    Cost of products sold                                         35,680                   31,188
    Selling, general and administrative expenses                  15,768                   15,044
    Research, development and engineering                          3,184                    2,811
                                                            ------------             ------------
                                                                  54,632                   49,043
                                                            ------------             ------------

Operating income                                                   8,163                    7,305

Nonoperating income (expense):
    Interest expense                                                (128)                    (291)
    Other income, net                                                (63)                     (91)
                                                            ------------             ------------
                                                                    (191)                    (382)
                                                            ------------             ------------

Income before income taxes                                         7,972                    6,923

Provision for income taxes                                         2,953                    2,470
                                                            ------------             ------------
Net income                                                  $      5,019             $      4,453
                                                            ============             ============

Basic earnings per common share                             $       0.31             $       0.28

Diluted earnings per common share                           $       0.30             $       0.27

Basic shares outstanding                                      16,209,017               16,090,458

Diluted shares outstanding                                    16,672,653               16,396,254

See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                                    NINE MONTHS ENDED
                                                                          JULY 31,
                                                            -------------------------------------
                                                                2000                     1999
                                                            ------------             ------------
Net sales                                                   $    179,439             $    161,001
Less costs and expenses:
    Cost of products sold                                        102,525                   92,068
    Selling, general and administrative expenses                  47,291                   44,821
    Research, development and engineering                          9,684                    8,618
                                                            ------------             ------------
                                                                 159,500                  145,507
                                                            ------------             ------------

Operating income                                                  19,939                   15,494

Nonoperating income (expense):
    Interest expense                                                (557)                    (946)
    Other income, net                                                 53                      142
                                                            ------------             ------------
                                                                    (504)                    (804)
                                                            ------------             ------------

Income before income taxes                                        19,435                   14,690

Provision for income taxes                                         7,286                    5,334
                                                            ------------             ------------
Net income                                                  $     12,149             $      9,356
                                                            ============             ============


Basic earnings per common share                             $       0.75             $       0.58

Diluted earnings per common share                           $       0.73             $       0.57

Basic shares outstanding                                      16,191,142               16,062,795

Diluted shares outstanding                                    16,610,598               16,288,431

See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)

                                                                             JULY 31,            OCTOBER 31,
                                                                              2000                   1999
                                                                            ---------             ---------
ASSETS
Current assets
    Cash and cash equivalents                                               $   9,149             $   6,186
    Accounts receivable, less allowances for
      doubtful accounts of $1,763 and $1,706, respectively                     48,999                50,777
    Inventories                                                                25,424                29,246
    Deferred income taxes                                                       7,504                 8,606
    Prepaid expenses and other current assets                                   3,322                 2,434
                                                                            ---------             ---------
        Total current assets                                                   94,398                97,249

Noncurrent assets
    Deferred income taxes                                                       1,111                 1,598
    Intangible assets, net                                                     24,387                22,567
    Other noncurrent assets                                                     1,870                 2,576
    Property, plant and equipment, net                                         62,325                60,352
                                                                            ---------             ---------
        Total assets                                                        $ 184,091             $ 184,342
                                                                            =========             =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                              $  17,894             $  19,189
    Accounts payable                                                           16,772                16,716
    Accrued payroll and related taxes                                           9,475                11,790
    Other accrued expenses                                                      7,900                 8,002
    Accrued income taxes                                                        3,736                 3,750
    Current portion of long-term debt                                           1,179                 2,493
                                                                            ---------             ---------
        Total current liabilities                                              56,956                61,940

Noncurrent liabilities
    Long-term debt, less current portion                                        2,091                 8,761
    Deferred income taxes                                                       4,604                 4,750
    Retirement benefits                                                         4,607                 4,317
                                                                            ---------             ---------
        Total noncurrent liabilities                                           11,302                17,828
Stockholders' equity
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                             --                    --
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,339,092 and 16,342,952 shares issued and outstanding
        (excluding 747 and 4,328 shares in treasury)                               16                    16
    Additional paid-in-capital                                                 40,390                39,779
    Unearned compensation                                                      (2,086)               (2,568)
    Accumulated other comprehensive (loss) income --
          foreign currency translation adjustments                             (1,543)                  440
    Retained earnings                                                          79,056                66,907
                                                                            ---------             ---------
        Total stockholders' equity                                            115,833               104,574
                                                                            ---------             ---------
        Total liabilities and stockholders' equity                          $ 184,091             $ 184,342
                                                                            =========             =========

See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                                  NINE MONTHS ENDED
                                                                                       JULY 31,
                                                                            -----------------------------
                                                                              2000                 1999
                                                                            --------             --------
OPERATING ACTIVITIES
   Net income                                                               $ 12,149             $  9,356
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                            6,641                6,136
      Noncash compensation recognized under employee stock plans                 817                1,164
      Gains on sales of property, plant and equipment                            (25)                  (3)

      Pension costs in excess of funding                                         460                  782
      Deferred income taxes                                                    1,280                  285
      Changes in operating assets and liabilities:
           Accounts receivable                                                   (37)              (1,378)
           Inventories                                                         2,805                 (207)
           Prepaid expenses and other current assets                            (625)                (942)
           Accounts payable and accrued expenses                                  55                  837
           Accrued income taxes                                                 (149)               2,049
                                                                            --------             --------
Net cash provided by operating activities                                     23,371               18,079

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                        44                   12
      Capital expenditures                                                    (8,754)              (8,756)
      Contingent consideration for prior acquisition                          (2,885)              (1,000)
      Proceeds from surrender of life insurance policies                         569                 --
                                                                            --------             --------
Net cash used for investing activities                                       (11,026)              (9,744)

FINANCING ACTIVITIES
      Proceeds from long-term debt                                             3,800                5,900
      Principal payments on long-term debt                                   (11,673)             (14,552)
      Net (repayments) borrowings under short-term bank loans                   (411)                 423
      Retirement of Common Stock                                              (1,154)                --
      Proceeds from stock options exercised                                      203                  118
                                                                            --------             --------
Net cash used for financing activities                                        (9,235)              (8,111)

Effect of exchange rate changes on cash and cash equivalents                    (147)                  26
                                                                            --------             --------
Net change in cash and cash equivalents                                        2,963                  250
Cash and cash equivalents -- beginning of period                               6,186                4,433
                                                                            --------             --------
Cash and cash equivalents -- end of period                                  $  9,149             $  4,683
                                                                            ========             ========

See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2000

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending October 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended October 31, 1999.

NOTE 2 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

                                                                  JULY 31,                 JULY 31,
                                                                    2000                     1999
                                                                ------------             ------------
              NUMERATOR:

         Net income                                             $  5,019,000             $  4,453,000
                                                                ============             ============

          DENOMINATORS:

         Weighted average shares outstanding                      16,333,841               16,258,057
          Issued but unearned performance shares                     (67,309)                (110,228)
          Issued but unearned restricted shares                      (57,515)                 (57,371)
                                                                ------------             ------------
          DENOMINATOR FOR BASIC EARNINGS PER SHARE                16,209,017               16,090,458
                                                                ============             ============


          Weighted average shares outstanding                     16,333,841               16,258,057
          Effect of dilutive employee stock options                  338,812                  138,197
                                                                ------------             ------------
          DENOMINATOR FOR DILUTED EARNINGS PER SHARE              16,672,653               16,396,254
                                                                ============             ============

           Basic earnings per share                             $       0.31             $       0.28
           Diluted earnings per share                           $       0.30             $       0.27

         The following table sets forth the computation of basic and diluted earnings per share for the nine months ended:

                                                                  JULY 31,                  JULY 31,
                                                                    2000                     1999
                                                                ------------             ------------
              NUMERATOR:

         Net income                                             $ 12,149,000             $  9,356,000
                                                                ============             ============

          DENOMINATORS:

         Weighted average shares outstanding                      16,326,762               16,213,497
          Issued but unearned performance shares                     (68,232)                (108,524)
          Issued but unearned restricted shares                      (67,388)                 (42,178)
                                                                ------------             ------------
          DENOMINATOR FOR BASIC EARNINGS PER SHARE                16,191,142               16,062,795
                                                                ============             ============

          Weighted average shares outstanding                     16,326,762               16,213,497
          Effect of dilutive employee stock options                  283,836                   74,934
                                                                ------------             ------------
          DENOMINATOR FOR DILUTED EARNINGS PER SHARE              16,610,598               16,288,431
                                                                ============             ============

           Basic earnings per share                             $       0.75             $       0.58
           Diluted earnings per share                           $       0.73             $       0.57

NOTE 3 - INVENTORIES

         Inventories consist of the following (amounts in thousands):

                                    JULY 31,         OCTOBER 31,
                                     2000               1999
                                    -------            -------
         Raw materials              $11,521            $12,399
         Work-in-process              2,560              3,197
         Finished goods              11,343             13,650
                                    -------            -------
                                    $25,424            $29,246
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

NOTE 4 - COMPREHENSIVE INCOME

         Total comprehensive income was comprised of the following (amounts in thousands):

                                                            THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                 JULY 31,                                   JULY 31,
                                                         2000                 1999                 2000                 1999
                                                       --------             --------             --------             --------
Net income                                             $  5,019             $  4,453             $ 12,149             $  9,356
Other comprehensive income (loss) - foreign
currency translation adjustments                            120                 (170)              (1,983)              (2,651)
                                                       --------             --------             --------             --------
             Total comprehensive income                $  5,139             $  4,283             $ 10,166             $  6,705
                                                       ========             ========             ========             ========

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

         Operating segment data includes the results of all subsidiaries, consistent with the management reporting of these operations. Financial information by geographic operating segments is summarized below (amounts in thousands):

                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
                                             JULY 31,                                    JULY 31,
                                    2000                 1999                  2000                  1999
                                 ---------             ---------             ---------             ---------
NET SALES:
North America                    $  40,930             $  37,361             $ 116,695             $ 106,825
Europe                               9,655                10,265                27,854                30,921
Japan                               10,650                 7,633                29,248                21,984
Asia/Pacific                         6,474                 6,096                19,128                18,006
Latin America                        3,014                 2,929                10,472                 8,412
Intercompany sales                  (7,928)               (7,936)              (23,958)              (25,147)
                                 ---------             ---------             ---------             ---------
         Consolidated            $  62,795             $  56,348             $ 179,439             $ 161,001
                                 =========             =========             =========             =========

                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 JULY 31,                                 JULY 31,
                                        2000                 1999                2000                  1999
                                      --------             --------             --------             --------
OPERATING INCOME:
North America                         $  5,488             $  4,894             $ 12,772             $  9,667
Europe                                     540                  859                  743                1,630
Japan                                      908                  416                2,395                  783
Asia/Pacific                               887                  705                2,706                2,229
Latin America                              340                  431                1,323                1,185
                                      --------             --------             --------             --------
         Segment total                   8,163                7,305               19,939               15,494
                                      --------             --------             --------             --------
Interest expense                          (128)                (291)                (557)                (946)
Other, net                                 (63)                 (91)                  53                  142
                                      --------             --------             --------             --------
Income before income taxes            $  7,972             $  6,923             $ 19,435             $ 14,690
                                      ========             ========             ========             ========

Interest expense and other income (expense) have not been allocated to segments.

NOTE 6 - OTHER INCOME (EXPENSE), NET

         Other income (expense), net consisted of the following (amounts in thousands):

                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                          JULY 31,                              JULY 31,
                                   2000              1999              2000              1999
                                   -----             -----             -----             -----
Interest income                    $  44             $  46             $ 152             $ 129
Exchange (losses) gains              (29)             (138)              (52)               93
Gains on sales of
property, plant,
and equipment                          7                 2                25                 3
Other, net                           (85)               (1)              (72)              (83)
                                   -----             -----             -----             -----
                                   $ (63)            $ (91)            $  53             $ 142
                                   =====             =====             =====             =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JULY 31, 2000 VS. THREE MONTH PERIOD ENDED
JULY 31, 1999

NET SALES

         The Company had net sales of $62.8 million in the third quarter of fiscal 2000 representing an 11.4 percent increase over 1999's third quarter sales of $56.3 million. The majority of this improvement can be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the third quarter of 1999, net sales in the third quarter of 2000 would have been $0.4 million higher, or 12.2 percent greater overall.

         The following table displays the Company's sales by geographic segment (amounts in thousands):

                                       THREE MONTHS ENDED                                   CURRENCY
                                            JULY 31,                       PERCENT          ADJUSTED
                                     2000               1999               CHANGE            CHANGE
                                    -------            -------              ----              ----
North America                       $35,203            $31,714              11.0%             11.0%
Europe                                8,429              8,702              (3.1%)             8.7%
Japan                                10,475              7,466              40.3%             25.0%
Asia/Pacific                          5,731              5,643               1.6%              8.8%
Latin America                         2,957              2,823               4.7%              8.8%
                                    -------            -------              ----              ----
             Total sales            $62,795            $56,348              11.4%             12.2%
                                    =======            =======              ====              ====

         North American sales increased 11.0 percent in the third quarter as compared to the same quarter in 1999. The potable water market was responsible for nearly all of this growth (up 20.6 percent) as both the fluid processing and healthcare markets in North America were relatively flat quarter over quarter. The Water Group (which addresses the potable water market) continues to record strong sales with its series of new filters designed for OEM customers who serve various channels of distribution with final sales to US consumers. Sales in the North American healthcare and fluid processing segment were relatively flat due to reduced volume with a large diagnostic customer in the healthcare industry. Excluding this large diagnostic customer, sales increased approximately 2 percent in the fluid processing and healthcare segments. Sales in Europe were down 3.1 percent as compared to the same period in 1999, but up 8.7 percent when expressed in local currency. Sales in Japan were 40.3 percent higher as compared to the same quarter last year, and 25.0 percent higher when expressed in local currency. These strong sales increases primarily reflect a general recovery in the industrial sector of the economy and the expansion of sales to certain customers. Asia/Pacific sales increased by 1.6 percent as compared to the same quarter last year and, excluding changes in currency values over the period, increased 8.8 percent. The majority of the increase in Asia/Pacific is due to expanding sales in the potable water segment and the slowly recovering economy in Southeast Asia. Third quarter Latin American sales increased 4.7 percent as compared to the same period in 1999, and 8.8 percent when expressed in local currency. This increase reflects a broad performance improvement and a continuing strengthening of the economy in Brazil.

         The following table displays the Company's sales by market (amounts in thousands):

                                        THREE MONTHS ENDED                                 CURRENCY
                                             JULY 31,                      PERCENT         ADJUSTED
                                     2000               1999               CHANGE           CHANGE
                                    -------            -------              ----             ----
Potable Water                       $26,065            $21,853              19.3%            20.6%
Fluid Processing                     19,868             18,591               6.9%             6.5%
Healthcare                           16,862             15,904               6.0%             7.3%
                                    -------            -------              ----             ----
             Total sales            $62,795            $56,348              11.4%            12.2%
                                    =======            =======              ====             ====

         On a currency adjusted basis, all geographic operating segments achieved sales increases in the potable water segment. This strength was driven in part by increased sales (up 20.6 percent) in North America associated with OEM customers, direct marketing companies, and appliance manufacturers, as well as increased foreign potable water sales (up 20.8 percent on a currency adjusted basis). Other than a decrease in fluid processing sales in Asia/Pacific, on a currency adjusted basis, all other geographic operating segments experienced sales increases in this market. These increases reflect a general strengthening worldwide demand in the electronics and oil & gas markets. Adjusting for North American healthcare sales to a large diagnostic customer, on a currency adjusted basis, all geographic operating segments achieved sales increases in this market. International healthcare sales increased 17.1 percent in local currencies reflecting sound business conditions and a continued focus by management on competitively favorable niches.

GROSS PROFIT

         The Company's gross profit increased $2.0 million to $27.1 million in the third quarter of 2000 from $25.2 million in the third quarter of 1999. Gross profit as a percentage of net sales (gross margin) decreased during that same period from 44.7 percent in 1999 to 43.2 percent in 2000. The primary factor that contributed to the lower gross margin in 2000 was lower sales volume in the North American healthcare market which generally carries a higher margin than most products in the other markets.

OPERATING EXPENSES

         Selling, general and administrative expenses increased $0.7 million or
4.8 percent in the third quarter of 2000 as compared to the third quarter of 1999. Research, development and engineering expenses increased $0.4 million or
13.3 percent in the third quarter as compared to the prior year reflecting the Company's continued focus on the development of new products and technologies. All other expense categories reflected minor increases consistent with normal incentive and inflation-based increases.

OPERATING INCOME

         As a result of the above, operating income increased $0.9 million, or
11.7 percent, to $8.2 million or 13.0 percent of sales in both the third quarter of 2000 and the third quarter of 1999.

NONOPERATING ACTIVITY

         Interest expense decreased by $0.2 million in the third quarter of 2000 compared to the third quarter of 1999 as the Company continued to reduce the level of debt outstanding. See "Financial Position and Liquidity" below. As disclosed in Note 6 to the condensed consolidated financial statements, other income (expenses) was relatively minor in both periods as no material activity occurred in either of the two quarters.

INCOME TAXES

         The Company's effective income tax rate for the third quarter of 2000 was 37.0% compared to 35.7% in the third quarter of 1999. The increase primarily reflects a change in the mix of income attributed to the various countries in which the Company does business and their associated tax rates.

NINE MONTH PERIOD ENDED JULY 31, 2000 VS. NINE MONTH PERIOD ENDED JULY 31, 1999

NET SALES

         The Company had net sales of $179.4 million in the first nine months of fiscal 2000 representing an 11.5 percent increase over 1999's comparable sales of $161.0 million. The majority of this improvement can be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first nine months of fiscal 1999, net sales for the first nine months of 2000 would have been $2.4 million higher, or 12.9 percent greater overall than the comparable period in fiscal 1999.

         The following table displays the Company's sales by geographic segment (amounts in thousands):

                                        NINE MONTHS ENDED                                   CURRENCY
                                              JULY 31,                     PERCENT          ADJUSTED
                                      2000                1999             CHANGE            CHANGE
                                    --------            --------            ----              ----
North America                       $ 99,579            $ 90,683             9.8%              9.8%
Europe                                23,751              24,401            (2.7%)            10.1%
Japan                                 28,691              21,453            33.7%             19.8%
Asia/Pacific                          17,231              16,288             5.8%              8.6%
Latin America                         10,187               8,176            24.6%             39.5%
                                    --------            --------            ----              ----
             Total sales            $179,439            $161,001            11.5%             12.9%
                                    ========            ========            ====              ====

         North American sales increased 9.8 percent in the first nine months of 2000 as compared to the same period in 1999. The potable water market was responsible for nearly all of this growth. The Water Group (within the potable water market) continued to record strong sales with its series of new filters designed for various OEM customers who serve various channels of distribution with final sales to US consumers. Adjusting for healthcare sales to a major diagnostic customer, North American sales in both the healthcare and fluid processing markets increased modestly over the comparable period in 1999. Sales in Europe were down 2.7 percent as compared to the same period in 1999, but up
10.1 percent when expressed in local currency. All three market segments in this region posted gains, on a local currency basis, over the comparable period last year. Sales in Japan were 33.7 percent higher as compared to the same period last year, and 19.8 percent higher when expressed in local currency, reflecting strong double-digit sales growth in all three markets. Excluding changes in currency values over the period, Asia/Pacific sales increased by 8.6 percent as compared to the same period last year. The majority of the increase in this region is due to the slowly recovering economy in Southeast Asia and strong gains in the potable water market. Latin American sales increased 24.6 percent as compared to the same period in 1999, and 39.5 percent when expressed in local currency. This increase was driven in part by a large contract completed and shipped in the first quarter of 2000. In addition, all three market segments in this region posted gains, on a local currency basis, over the comparable period last year.

         The following table displays the Company's sales by market (amounts in thousands):

                                         NINE MONTHS ENDED                                 CURRENCY
                                              JULY 31,                     PERCENT         ADJUSTED
                                      2000                1999             CHANGE           CHANGE
                                    --------            --------            ----             ----
Potable Water                       $ 74,334            $ 63,494            17.1%            18.3%
Fluid Processing                      58,562              53,658             9.1%            10.3%
Healthcare                            46,543              43,849             6.1%             8.4%
                                    --------            --------            ----             ----
             Total sales            $179,439            $161,001            11.5%            12.9%
                                    ========            ========            ====             ====

         On a currency adjusted basis, all geographic operating segments experienced sales increases in the potable water segment. This dollar increase was driven by strong sales (up 17.9%) in North America associated with OEM customers, direct marketing companies, and appliance manufacturers, as well as increased foreign potable water sales (up 20.5% on a currency adjusted basis). Similarly, on a currency adjusted basis, all geographic operating segments experienced sales increases in the fluid processing market. These increases primarily reflect the strengthening worldwide demand in the electronics and oil & gas markets. Adjusting for North American healthcare sales to a major diagnostic customer, on a currency adjusted basis, all geographic operating segments experienced sales increases in this market. Foreign healthcare sales increased 16.1 in local currencies percent reflecting sound business conditions and a continued focus by management on competitively favorable niches.

GROSS PROFIT

         The Company's gross profit increased $8.0 million to $76.9 million in the first nine months of 2000 from $68.9 million in the first nine months of 1999. This increase was driven by an increase in sales volume period over period. Gross profit as a percentage of net sales (gross margin) increased slightly during that same period from 42.8 percent in 1999 to 42.9 percent in 2000.

OPERATING EXPENSES

         Selling, general and administrative expenses increased $2.5 million or
5.5 percent in the first nine months of 2000 as compared to the first nine months of 1999. Generally, all expense categories within SG&A had increases consistent with normal incentive and inflation-based increases. Research, development and engineering expenses increased $1.1 million or 12.4 percent in the first nine months of 2000 as compared to the comparable period in the prior year reflecting the Company's continued focus on the development of new products and technologies.

OPERATING INCOME

         As a result of the above, operating income increased $4.4 million, or
28.7 percent, to $19.9 million or 11.1 percent of sales in the first nine months of 2000 as compared to $15.5 million or 9.6 percent of sales in the first nine months of 1999.

NONOPERATING ACTIVITY

         Interest expense decreased by $0.4 million in the first nine months of 2000 compared to the prior period as the Company continues to reduce the level of debt outstanding. See "Financial Position and Liquidity" below. As disclosed in Note 6 to the condensed consolidated financial statements, other income (expenses) was relatively minor in both periods as no material activity occurred in either of the two periods.

INCOME TAXES

         The Company's effective income tax rate for the first nine months of 2000 was 37.5% compared to 36.3% in the first nine months of 1999. The increase primarily reflects a change in the mix of income attributed to the various countries in which the Company does business and their associated tax rates.

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

         Set forth below is selected key cash flow data (in thousands of dollars):

Source/(Use) of Cash                                                     NINE MONTHS ENDED
                                                                               JULY 31,
                                                                      2000                 1999
                                                                    --------             --------
OPERATING ACTIVITIES:
Net cash provided by net income plus depreciation, amortization
and non-cash compensation                                           $ 19,607             $ 16,656
Accounts receivable                                                      (37)              (1,378)
Inventories                                                            2,805                 (207)
Net cash provided by operating activities                             23,371               18,079

INVESTING ACTIVITIES:
Capital expenditures                                                  (8,754)              (8,756)
Contingent consideration for prior acquisition                        (2,885)              (1,000)
Proceeds from surrender value of life insurance policies                 569                 --

FINANCING ACTIVITIES:
Net change in total debt                                              (8,284)              (8,229)
Retirement of Common Stock                                            (1,154)                --

         The net cash provided by net income plus depreciation, amortization and non-cash compensation is an important measurement of cash generated from the earnings process before significant non-cash charges. Net income plus depreciation, amortization and non-cash compensation of $19.6 million increased
17.7 percent in the first nine months of 2000 as compared to the same period in 1999 reflecting the Company's increased sales volume, increased gross profit, and improved operating profit margin as discussed above. The improvement in cash used by accounts receivable reflects the Company's strong management of worldwide receivables during a period of rising sales volume. Inventories were a source of cash during the first nine months of fiscal 2000 despite rising sales volumes due to a continued focus by the Company on improving the efficiency of inventory management. These improvements led to an increase in cash provided by operating activities of $5.3 million (29.3 percent) in the first nine months of 2000 compared to 1999.

         Capital expenditures amounted to $8.8 million in both the first nine months of 2000 and 1999. Expenditures in both periods were primarily comprised of building additions and purchases of machinery and equipment for the expansion of manufacturing capabilities. In the second quarter of fiscal 2000, the Company made a contingent consideration payment of $2.9 million related to the acquisition of Chemical Engineering Corporation (CEC). This payment was recorded as additional goodwill. There will be no future contingency payments related to the CEC acquisition. The acquisition of CEC included certain life insurance policies on key officers of CEC. In the second quarter of 2000, CUNO elected to surrender these policies for their cash surrender value upon settlement.

         Due largely to the Company's continued strong cash flows from operating activities ($23.4 million) in the first nine months of 2000 and despite capital expenditures and contingent acquisition payments totaling $11.6 million, the Company was able to reduce its long-term debt and bank loans by $8.3 million. During the first quarter of 2000, a significant portion of the Company's outstanding performance shares vested. In connection therewith, the Company utilized $1.2 million in cash to pay applicable employee withholding taxes on the common shares earned in return for shares of the Company's Common Stock then retired.

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

MARKET RISK DISCLOSURES

         Other than increases in the general level of interest rates in the United States and Japan, there have been no material changes in the information reported in the Company's Form 10-K for the year ended October 31, 1999 under the "Market Risk Disclosures" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         Exhibit 10.  Material Contracts
         10.24   Employment Agreement - Michael C. Croft

         Exhibit 27. Financial Data Schedule (submitted electronically herewith)


(b)      Reports on Form 8-K

         During the three month period ended July 31, 2000, the following report was filed on Form 8-K under:

         Item 5.   Other Events

         Item 7.   Financial Statements and Exhibits

         The report bearing cover date July 6, 2000 was filed on July 10, 2000 concerning the registrant's announced retirement of Paul J. Powers from the Company's Board of Directors. A copy of the press release was attached as an exhibit.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CUNO INCORPORATED



Date   September 11, 2000


By /s/ Frederick C. Flynn, Jr.
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer,
Treasurer and Assistant Secretary