Form 10-K
period 2000-10-31
CUNO INC
filed 2001-01-22
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K


Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

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

Yes  X      No
   -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 31, 2000, 16,330,498 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price on that date) was approximately $437,657,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K.

     Notice of Annual Meeting of Shareholders March 14, 2001 and Proxy
Statement.

          Part III, Items 10-13

          Part IV, Item 14

     Annual Report to Shareholders, Part IV, Item 14

     The exhibit index is located on pages 13-14.

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

(b)      Financial information about industry segments:

         The Company is divided into five geographic operating segments, each of which has general operating autonomy over its products. These operating segments are as follows: North America, Europe, Japan, Asia/Pacific, and Latin America. See Note 10 - Segment Financial Data on pages 36-38 of the 2000 Annual Report to Stockholders which is incorporated herein by reference.

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

                  Potable Water: The potable water market includes residential, commercial, and food service customers. According to industry data, it is estimated that one billion people in the world do not have safe drinking water. Demand is driven both by consumers' desire to improve the taste and quality of their drinking water and by the expanded concern of regulatory agencies. North American sales have increased sharply since 1999 due primarily to exceptional growth in new appliance filters for the OEM market and the successful assimilation of Chemical Engineering Corporation. Growth potential appears especially strong in Asia/Pacific and Latin American countries where the quality of drinking water has been found to be severely deficient in several regions. Outbreaks of cryptosporidium and giadia cyst in the US and Australia have also raised health concerns in major developed countries. Water safety concerns have driven the growth of the consumer bottled water market to over $2 billion in the United States, as well as the growth in the water filtration market.

         The food service industry has an increasing need for consistent global product quality. Food service includes water used for fountain beverages, steam ovens, coffee and tea (i.e. "recipe quality water"). Specifically, restaurants have become increasingly aware of the need for water filtration to control the taste and quality of the water used in their businesses. Sales to the potable water market totaled $101,483,000, $87,649,000, and $63,803,000 in 2000, 1999,
and 1998, respectively.

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

         A significant segment of the Company's fluid processing market is electronics manufacturing. Ultra pure water is used to rinse the components during manufacturing in order to ensure that the product is particle free with no residual contamination. The industry uses corrosive, high purity chemicals and gases for the manufacture of computer chips, hard disks, video terminals and other components. All of the chemicals and gases used are processed through very fine filtration systems. The strengthening demand for electronic products and oil and gas products has helped recent sales growth, and certain new products are expected to stimulate growth in the future. Sales to the fluid processing market totaled $78,781,000, $72,269,000, and $73,829,000 in 2000, 1999, and
1998, respectively.

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

         The healthcare market customers include pharmaceutical and biotechnology companies which require cost-efficient filtration and high levels of purity for production of sterile, contaminate free drugs, as well as producers of diagnostic test kits which require highly efficacious membranes. In addition, applications include the production of bacteria-free water and food and beverage products. Sales to the healthcare market totaled $62,810,000, $60,666,000, and $61,213,000 in 2000, 1999, and 1998, respectively.

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

         The Company's products include those sold under the following labels:
Zetapor(R), Microfluor(R), PolyPro(R), ZetaBind(R), Electropor II(TM), BevASSURE(TM), MaxMedia(TM), Synchro(R), Acro(R), and AC/PH Lithowater(R).

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

         The Company's depth filter products include those sold under the following labels: Zeta Plus(R), Betafine(R), Micro-Klean(R)III, Beta-Klean(R), Betapure(R), PolyNet(TM), BioCap(TM), Micro-Wynd(R)II, Econo-Klean(TM), Virosorb(R) and Petro-Klean(R).

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

BACKLOG: The Company's backlog on October 31, 2000 was $15.3 million as compared to $17.0 million as of the same date the previous year. Due to the relatively short manufacturing cycle and the Company's use of wholesale distributors as well as general industry practice, backlog, which typically represents less than 30 days of shipments, is not deemed to be significant. A substantial portion of the Company's revenues result from orders received and product sold in the same month.

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

RESEARCH AND DEVELOPMENT: The Company's research, development, and engineering activities are conducted in its own laboratories, supplemented by on-site development and application of custom design and other technical skills. The Company's research, development and engineering expenditures, which consisted mainly of the development of new products, product applications and manufacturing processes for fiscal year 2000, 1999, and 1998 were approximately $12.9 million, $11.7 million and $11.6 million, respectively, and
5.3 percent, 5.3 percent, and 5.8 percent of net sales, respectively. The Company also incurs additional internal costs relating to its sales and service personnel for product development.

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

         The Company's agreements with its United States distributors are usually for a period of two years. Such agreements usually assign an exclusive territory, prohibit distributors from carrying competing products, require that distributors share market and customer related information other than pricing with the Company, and require distributors to carry an adequate stock of its products. The Company does not believe that the loss of any one of its distributors would have a significant adverse effect on the Company. The Company's top ten distributors accounted for approximately 25 percent of its total sales in fiscal year 2000.

         The Company believes that no end-user of any of its products accounts for more than ten percent of sales. As of October 31, 2000, the Company employed approximately 340 people as sales people. Of such employees, approximately 210 are located overseas.

TRADEMARKS AND PATENTS: Trademarks and brand name recognition are important to the Company. The Company generally owns the trademarks under which its products are marketed. The Company has registered its trademarks and will continue to do so as they are developed or acquired. The Company has over 375 registered trademarks throughout the world.

         The Company has over 300 active patents throughout the world and more than 150 patent applications pending worldwide. The Company additionally relies on proprietary, non-patented technologies to a certain extent. Certain of the Company's employees sign non-disclosure and assignment of proprietary rights agreements.

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

EMPLOYEES: At October 31, 2000, the Company employed approximately 1,460 people worldwide (exclusive of employees of independent distributors), with over approximately 840 employees in the United States and approximately 620 employees in other countries.

(d) Financial information about foreign and domestic operations and export sales.

         See Note 10 to the financial statements on page 36-38 of the 2000 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The Company's world headquarters is located in Meriden, Connecticut. This facility also contains a manufacturing and assembly plant. The following table sets forth the location and approximate size of the Company's principal properties and facilities, most of which are owned by the Company.

                                                      Approximate
                                                     Facility Size
              Location                                 (Sq. Ft.)
              --------                                 ---------
         Meriden, Connecticut .................         189,000
         Enfield, Connecticut .................         120,000
         Stafford Springs, Connecticut ........         165,000
         Kita-Ibaragi, Japan ..................          40,000
         Mairinque, Brazil ....................          65,000
         Calais, France .......................          50,000
         Mazeres, France ......................          40,000
         Sydney, Australia* ...................         265,000
         Singapore** ..........................          18,546
         Churubusco, Indiana ..................          47,000
         Sucy en Brie, France** ...............          20,000


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding executive officers of the Registrant is presented in Part III below and incorporated herein by reference.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The portion of the 2000 Annual Report to Stockholders appearing on page 2 under the heading "Market Data" is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The financial data on page 13 of the 2000 Annual Report to Stockholders, captioned "Summary of Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 2000-1998

The following portions of the 2000 Annual Report to Stockholders are incorporated herein by reference:

(a) All of the material on pages 14-20 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing under the caption "Market Risk Disclosures" appearing on page 19 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and report of independent auditors included on pages 21-41 of the Annual Report to Stockholders for the fiscal year ended October 31, 2000 are incorporated herein by reference.

Quarterly Results of Operations on page 41 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

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

         The principal executive officers of the Company and their recent business experience are as follows:

               Name                                 Office Held                               Age
               ----                                 -----------                               ---
Mark G. Kachur ..................       Chairman of the Board of Directors,                    57
                                        President and Chief Executive
                                        Officer

Frederick C. Flynn, Jr. .........       Senior Vice President - Finance and                    50
                                        Administration, Chief Financial
                                        Officer, Treasurer, and Assistant
                                        Secretary

Timothy B. Carney ...............       Vice President, Assistant                              48
                                        Secretary, and General Manager and
                                        President - North America Water
                                        Group

Thomas J. Hamlin ................       Senior Vice President, Research &                      39
                                        Development

Anthony C. Doina ................       Vice President and General Manager,                    44
                                        US Process Filtration Division

John A. Tomich ..................       Counsel and Secretary                                  43


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

         Timothy B. Carney. Mr. Carney is the Company's Vice President, Assistant Secretary and effective July 2000, General Manager and President of the North American Water Group. Previous to this, Mr. Carney served as the Company's Controller and effective November 1999, became Senior Vice President - Finance and Administration of the Company's worldwide Water Group. From 1993 until joining the Company, he served Commercial Intertech as CUNO Inc. Group Controller and from 1989 until 1993 he served Commercial Intertech as General Manager and Controller of Water Factory Systems. He holds a bachelor of science degree in economics and a master's degree in Business Administration from Youngstown State University.

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

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)    DOCUMENTS FILED AS PART OF THIS REPORT:

         (1) The following consolidated financial statements of CUNO Incorporated included in its 2000 Annual Report to Shareholders are incorporated by reference in Item 8:

                                                                          Page Number
                                                                         In This Report
                                                                         --------------
               Consolidated Statements of Income -
                 Years ended October 31, 2000,
                 1999, and 1998 ......................................          22

               Consolidated Balance Sheets as of
                 October 31, 2000 and 1999 ...........................          23

               Consolidated Statements of Stockholders'
                 Equity - Years ended October 31,
                 2000, 1999, and 1998 ................................          24

               Consolidated Statements of Cash Flows -
                 Years ended October 31, 2000, 1999, and 1998 ........          25

               Notes to Consolidated Financial Statements ............       26-41

         (2)   The following financial statement schedule of CUNO
                 Incorporated is included in Item 14(d):

               Schedule II Valuation and Qualifying Accounts .........         S-1

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

      (vi)10.20 CUNO Incorporated Nonqualified Deferred Compensation Plan for Mark G. Kachur

     (vii)10.21 Termination and Change of Control Agreement - Frederick C. Flynn, Jr. dated January 21, 1999

     (vii)10.22  Ronald C. Drabik - Agreement and General Release

    (viii)10.23  Employment Agreement - Frederick C. Flynn, Jr.

      (ix)10.24  Employment Agreement - Michael C. Croft

          10.25  Employment Agreement - Mark G. Kachur

             13  - Certain sections of the Annual Report to Shareholders for the year ended October 31, 2000.

             21  - Subsidiaries of the Registrant

             23  - Consent of Independent Auditors

             27  - Financial Data Schedule

-----------

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

         (vi) Incorporated by reference to the registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 29, 1999.

         (vii) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 4, 1999.

         (viii) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on June 4, 1999.

         (ix) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on September 11, 2000.

(b)      Reports on Form 8-K for the quarter ended October 31, 2000

         NONE

         Additional information relating to management contracts and renumerative plans is contained in Note 11- Stock Options and Awards of the Notes to Consolidated Financial Statements on pages 38-39.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CUNO Incorporated

Date:  January 22, 2001


/s/ Mark G. Kachur                           /s/ Frederick C. Flynn, Jr.
------------------                           --------------------------
Mark G. Kachur                               Frederick C. Flynn, Jr.
Chairman of the Board                        Senior Vice President --
of Directors, President, and                 Finance and Administration,
Chief Executive Officer                      Chief Financial Officer,
                                             Treasurer, and Assistant Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

Name                          Title               Date
----                          -----               ----
Joel B. Alvord*               Director            January 22, 2001

Charles L. Cooney, Ph.D.*     Director            January 22, 2001

Frederick C. Flynn, Jr.*      Director            January 22, 2001

John A. Galvin*               Director            January 22, 2001

Mark G. Kachur*               Chairman            January 22, 2001

C. Edward Midgley*            Director            January 22, 2001

David L. Swift*               Director            January 22, 2001

          *By: /s/ John A. Tomich
               ------------------
                   John A. Tomich
                   Attorney-in-Fact, Pursuant to
                   Power of Attorney

                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

                               CUNO INCORPORATED
                  YEARS ENDED OCTOBER 31, 2000, 1999, AND 1998


====================================================================================================================================
     COLUMN A                          COLUMN B                  COLUMN C                       COLUMN D            COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                       ------------------------------------
                                      BALANCE AT                           CHARGED TO OTHER
                                      BEGINNING        CHARGED TO COSTS        ACCOUNTS -                         BALANCE AT END
    DESCRIPTION                       OF PERIOD          AND EXPENSES          DESCRIBE        DEDUCTIONS           OF PERIOD
====================================================================================================================================
Year ended October 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts
receivable                           $1,705,641             $265,698         $(91,366)(D)      $485,288(A)           $1,394,685
                                     ==========          ===========         ============      ===========           ==========
Valuation allowance for deferred
income tax assets                      $189,000          $161,000(B)                   $0               $0             $350,000
                                     ==========          ===========         ============      ===========           ==========
Year ended October 31, 1999
Deducted from asset accounts:
Allowance for doubtful accounts
receivable                           $1,179,057             $588,118           $52,251(D)      $113,785(A)           $1,705,641
                                     ==========          ===========         ============      ===========           ==========
Valuation allowance for deferred
income tax assets                      $203,000          $189,000(B)                   $0      $203,000(C)             $189,000
                                     ==========          ===========         ============      ===========           ==========
Year ended October 31, 1998
Deducted from asset accounts:
Allowance for doubtful accounts
receivable                           $1,420,088             $141,217          $(4,187)(D)      $378,061(A)           $1,179,057
                                     ==========          ===========         ============      ===========           ==========
Valuation allowance for deferred
income tax assets                      $517,000                   $0                   $0      $314,000(C)             $203,000
                                     ==========          ===========         ============      ===========           ==========

(A) Uncollectible accounts written off, net of recoveries.

(B) Establishment of valuation allowance for operating loss carryforwards.

(C) Net operating loss carryforwards utilized.

(D) Changes in foreign currency.