Form 10-Q
period 2001-01-31
CUNO INC
filed 2001-02-21
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001 Commission file number 000-21109



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

Common Stock,  .001 Par Value -- 16,339,092 shares as of January 31, 2001

                                CUNO INCORPORATED

                                                                                                           Page
                                                                                                           ----
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income - Three months ended January 31, 2001 and 2000                    1

         Consolidated Balance Sheets - January 31, 2001 and October 31, 2000                                 2

         Consolidated Statements of Cash Flows - Three months ended January 31, 2001 and 2000                3

         Notes to Unaudited Condensed Consolidated Financial Statements                                      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                          7

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                   11


Signatures                                                                                                  12

                     CUNO INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
        (dollars in thousands, except share amounts)

                                                              THREE MONTHS ENDED
                                                                 JANUARY 31,
                                                           2001                2000
                                                       ------------        ------------


Net sales                                              $     58,586        $     57,734
Less costs and expenses:
    Cost of products sold                                    33,524              33,409
    Selling, general and administrative expenses             15,764              15,781
    Research, development and engineering                     3,263               3,135
                                                       ------------        ------------
                                                             52,551              52,325
                                                       ------------        ------------

Operating income                                              6,035               5,409

Nonoperating income (expense):
    Interest expense                                           (148)               (241)
    Other income, net                                           111                 104
                                                       ------------        ------------
                                                                (37)               (137)
                                                       ------------        ------------

Income before income taxes                                    5,998               5,272

Provision for income taxes                                    2,170               2,014

                                                       ------------        ------------
Net income                                             $      3,828        $      3,258
                                                       ============        ============


Basic earnings per common share                        $       0.24        $       0.20

Diluted earnings per common share                      $       0.23        $       0.20

Basic shares outstanding                                 16,274,086          16,162,419

Diluted shares outstanding                               16,663,683          16,516,744


See notes to unaudited condensed consolidated financial statements.

                             CUNO INCORPORATED
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (in thousands, except share amounts)

                                                                       JANUARY 31,      OCTOBER 31,
                                                                          2001             2000
                                                                       -----------      -----------
Assets
Current assets
    Cash and cash equivalents                                          $  17,743        $  13,814
    Accounts receivable, less allowances for
      doubtful accounts of $1,377 and $1,395, respectively                50,279           52,239
    Inventories                                                           24,742           24,087
    Deferred income taxes                                                  6,240            6,414
    Prepaid expenses and other current assets                              2,683            2,101
                                                                       ---------        ---------
        Total current assets                                             101,687           98,655

Noncurrent assets
    Deferred income taxes                                                  1,092            1,168
    Intangible assets, net                                                23,777           23,971
    Other noncurrent assets                                                1,531            1,918
    Property, plant and equipment, net                                    63,509           63,187
                                                                       ---------        ---------
        Total assets                                                   $ 191,596        $ 188,899
                                                                       =========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                         $  15,031        $  14,233
    Accounts payable                                                      16,475           17,978
    Accrued payroll and related taxes                                      7,954           11,851
    Other accrued expenses                                                 8,369            7,675
    Accrued income taxes                                                   4,306            4,251
    Current portion of long-term debt                                        634              746
                                                                       ---------        ---------
        Total current liabilities                                         52,769           56,734

Noncurrent liabilities
    Long-term debt, less current portion                                   3,444            3,422
    Deferred income taxes                                                  4,729            4,786
    Retirement benefits                                                    4,501            4,439
                                                                       ---------        ---------
        Total noncurrent liabilities                                      12,674           12,647
Stockholders' equity
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                          --               --
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,339,092 and 16,279,198 shares issued and outstanding
        (excluding 747 shares in treasury)                                    16               16
    Additional paid-in-capital                                            41,878           39,814
    Unearned compensation                                                 (1,482)          (1,120)
    Accumulated other comprehensive loss --
          foreign currency translation adjustments                        (2,441)          (3,546)
    Retained earnings                                                     88,182           84,354
                                                                       ---------        ---------
        Total stockholders' equity                                       126,153          119,518
                                                                       ---------        ---------
        Total liabilities and stockholders' equity                     $ 191,596        $ 188,899
                                                                       =========        =========


See notes to unaudited condensed consolidated financial statements.

                               CUNO INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)


                                                                          THREE MONTHS ENDED
                                                                             JANUARY 31,
                                                                         2001            2000
                                                                       --------        --------
Operating activities
   Net income                                                          $  3,828        $  3,258
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                       2,354           2,129
      Noncash compensation recognized under employee stock plans            250             236
      Gains on sales of property, plant and equipment                       (39)            (16)
      Pension costs in excess of funding                                    236             357
      Deferred income taxes                                                  23             545
      Changes in operating assets and liabilities:
           Accounts receivable                                            1,744           3,005
           Inventories                                                     (552)           (314)
           Prepaid expenses and other current assets                       (192)            159
           Accounts payable and accrued expenses                         (3,039)         (3,542)
           Accrued income taxes                                              53            (359)
                                                                       --------        --------
Net cash provided by operating activities                                 4,666           5,458

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                   40              21
      Capital expenditures                                               (2,424)         (2,101)
                                                                       --------        --------
Net cash used for investing activities                                   (2,384)         (2,080)

FINANCING ACTIVITIES
      Principal payments on long-term debt                                 (104)         (4,412)
      Net borrowings (repayments) under short-term bank loans             1,572            (138)
      Retirement of Common Stock                                             --          (1,154)
      Proceeds from stock options exercised                                  46              --
                                                                       --------        --------
Net cash provided by (used for) financing activities                      1,514          (5,704)

Effect of exchange rate changes on cash and cash equivalents                133              18
                                                                       --------        --------
Net change in cash and cash equivalents                                   3,929          (2,308)
Cash and cash equivalents -- beginning of period                         13,814           6,186
                                                                       --------        --------
Cash and cash equivalents -- end of period                             $ 17,743        $  3,878
                                                                       ========        ========


See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2001

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended October 31, 2000.

NOTE 2 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

                                                   JANUARY 31,         JANUARY 31,
                                                      2001                2000
                                                  ------------        ------------
 NUMERATOR:

Net income                                        $  3,828,000        $  3,258,000
                                                  ============        ============

 DENOMINATORS:

Weighted average shares outstanding                 16,326,565          16,309,967
Issued but unearned performance shares                  (1,219)            (69,222)
Issued but unearned restricted shares                  (51,260)            (78,326)
                                                  ------------        ------------
 DENOMINATOR FOR BASIC EARNINGS PER SHARE           16,274,086          16,162,419
                                                  ============        ============

 Weighted average shares outstanding                16,326,565          16,309,967
 Effect of dilutive employee stock options             337,118             206,777
                                                  ------------        ------------
 DENOMINATOR FOR DILUTED EARNINGS PER SHARE         16,663,683          16,516,744
                                                  ============        ============

  Basic earnings per share                        $       0.24        $       0.20
  Diluted earnings per share                      $       0.23        $       0.20

NOTE 3 - INVENTORIES

         Inventories consist of the following (amounts in thousands):

                                   JANUARY 31,   OCTOBER 31,
                                      2001          2000
                                   -----------   -----------

               Raw materials         $11,111       $10,814
               Work-in-process         2,310         2,435
               Finished goods         11,321        10,838
                                     -------       -------
                                     $24,742       $24,087
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


NOTE 4 - COMPREHENSIVE INCOME

         Total comprehensive income was comprised of the following (amounts in thousands):

                                                       THREE MONTHS ENDED
                                                          JANUARY 31,
                                                       2001          2000
                                                      ------        ------

Net income                                            $3,828        $3,258
Other comprehensive income (loss) -
foreign currency translation adjustments               1,105          (374)
                                                      ------        ------
             Total comprehensive income               $4,933        $2,884
                                                      ======        ======


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

         Operating segment data includes the results of all subsidiaries, consistent with the management reporting of these operations. Financial information by geographic operating segments is summarized below (amounts in thousands):

                               THREE MONTHS ENDED
                                   JANUARY 31,
                              2001            2000
                            --------        --------
NET SALES:
North America               $ 38,121        $ 37,584
Europe                         7,952           8,833
Japan                          9,444           8,667
Asia/Pacific                   6,237           6,163
Latin America                  3,163           4,092
Intercompany sales            (6,331)         (7,605)
                            --------        --------
         Consolidated       $ 58,586        $ 57,734
                            ========        ========

                                  THREE MONTHS ENDED
                                      JANUARY 31,
                                  2001           2000
                                 -------        -------
OPERATING INCOME:
North America                    $ 3,404        $ 3,454
Europe                               302             47
Japan                                881            488
Asia/Pacific                         934            898
Latin America                        514            522
                                 -------        -------
         Segment total             6,035          5,409
                                 -------        -------
Interest expense                    (148)          (241)
Other, net                           111            104
                                 -------        -------
Income before income taxes       $ 5,998        $ 5,272
                                 =======        =======

Interest expense and other income (expense) have not been allocated to segments.

NOTE 6 - OTHER INCOME (EXPENSE), NET

         Other income (expense), net consisted of the following (amounts in thousands):

                              THREE MONTHS ENDED
                                 JANUARY 31,
                              2001         2000
                              -----        -----

Interest income               $ 208        $  52
Exchange (losses) gains         (75)          20
Gains on sales of
property,  plant, and
equipment                        39           16

Other, net
                                (61)          16
                              -----        -----
                              $ 111        $ 104
                              =====        =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JANUARY 31, 2001 VS. THREE MONTH PERIOD ENDED JANUARY 31, 2000

NET SALES

         The Company had net sales of $58.6 million in the first quarter of fiscal 2001 representing a 1.5 percent increase over 2000's first quarter sales of $57.7 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first quarter of 2000, net sales in the first quarter of 2001 would have been $2.6 million higher, or 6.0 percent greater overall.

         The following table displays the Company's sales by geographic segment (amounts in thousands):

                                THREE MONTHS ENDED                    CURRENCY
                                    JANUARY 31,           PERCENT     ADJUSTED
                                2001          2000        CHANGE       CHANGE
                               -------       -------      ------       ------

North America                  $32,915       $32,127        2.5%         2.5%
Europe                           7,625         7,451        2.3%        15.3%
Japan                            9,338         8,535        9.4%        18.3%
Asia/Pacific                     5,659         5,730       (1.2%)       10.9%
Latin America                    3,049         3,891      (21.6%)      (17.2%)
                               -------       -------       ----         ----
             Total sales       $58,586       $57,734        1.5%         6.0%
                               =======       =======       ====         ====


         North American sales increased 2.5 percent in the first quarter of 2001 as compared to the same quarter in 2000. The potable water market was responsible for this growth (up 8.3 percent) as both the fluid processing and healthcare markets in North America were down from the prior year. The Water Group (which addresses the potable water market) continues to record strong sales with its series of filters designed for OEM customers who serve various channels of distribution with final sales to US consumers. Sales in Europe increased 2.3 percent as compared to the same period in 2000, but were up 15.3 percent when expressed in local currency. All three markets displayed strong gains in sales. Sales in Japan were 9.4 percent higher as compared to the same quarter last year, and 18.3 percent higher when expressed in local currency. These strong sales increases were primarily driven by the fluid processing and healthcare markets reflecting a general recovery in the industrial sector of the economy. Asia/Pacific sales decreased by 1.2 percent as compared to the same quarter last year and, excluding changes in currency values over the period, increased 10.9 percent. The majority of the increase in Asia/Pacific is due to expanding sales in the potable water segment throughout Asia and the slowly recovering economy in Southeast Asia that benefited all markets. First quarter Latin American sales decreased 21.6 percent as compared to the same period in 2000. This decrease is attributable to a large one-time contract completed and shipped in the first quarter of fiscal 2000.

         The following table displays the Company's sales by market (amounts in thousands):

                                 THREE MONTHS ENDED                 CURRENCY
                                    JANUARY 31,           PERCENT   ADJUSTED
                                2001           2000       CHANGE     CHANGE
                               -------       -------      -------   --------

Potable Water                  $25,198       $23,430       7.5%        9.4%
Fluid Processing                18,807        19,505      (3.6%)       2.5%
Healthcare                      14,581        14,799      (1.5%)       5.1%
                               -------       -------       ---         ---
             Total sales       $58,586       $57,734       1.5%        6.0%
                               =======       =======       ===         ===


         On a currency adjusted basis, all geographic operating segments achieved sales increases in the potable water segment. This strength was driven by increased sales (up 8.3 percent) in North America associated with OEM customers, direct marketing companies, and appliance manufacturers, as well as increased foreign potable water sales (up 15.6 percent on a currency adjusted basis). A comparison of 2001 vs. 2000 fluid processing sales is adversely impacted by the large one-time contract completed and shipped in the first quarter of fiscal 2000. Adjusting for this, fluid processing sales were up approximately eight percent in the first quarter of 2001 vs. the comparable period in fiscal 2000. Healthcare sales continue to benefit from sound international business conditions and a continued focus by management on competitively favorable niches.

GROSS PROFIT

         The Company's gross profit increased $0.7 million to $25.1 million in the first quarter of 2001 from $24.3 million in the first quarter of 2000. Gross profit as a percentage of net sales (gross margin) increased during that same period from 42.1 percent in 2000 to 42.8 percent in 2001. The primary factors that contributed to the improved gross margin in 2001 were a large one-time contract completed and shipped in the first quarter of 2000 which carried a low margin and a greater proportion of new product sales in the first quarter of 2001 that generally carry more favorable margins.

OPERATING EXPENSES

         Selling, general and administrative expenses were flat reflecting the Company's focus on restraining discretionary spending. Expense categories within SG&A reflected nominal increases or decreases consistent with the Company's cost-management strategy. Research, development and engineering expenses increased from 5.4 percent of sales in the first quarter of fiscal 2000 to 5.6 percent of sales in the first quarter of fiscal 2001. This level of research and development reflects the Company's continued focus on the development of new products and technologies.

OPERATING INCOME

         As a result of the above, operating income increased $0.6 million, or
11.6 percent, to $6.0 million or 10.3 percent of sales in the first quarter of fiscal 2001 compared to $5.4 million or 9.4 percent of sales in the first quarter of 2000.

NON-OPERATING ACTIVITY

         Interest income increased by $0.2 million in the first quarter of 2001 compared to the first quarter of 2000 as the Company maintained higher levels of invested cash. See "Financial Position and

Liquidity" below. As disclosed in Note 6 to the condensed consolidated financial statements, other income (expenses) was relatively minor in both periods as no material activity occurred in either of the two quarters.

INCOME TAXES

         The Company's effective income tax rate for the first quarter of 2001 was 36.2 percent compared to 38.2 percent in the first quarter of 2000. The decrease primarily reflects the recognition of incremental tax credits and a reduction in CUNO's effective tax rate in Japan caused by statutory rate reductions.

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

         Set forth below is selected key cash flow data (in thousands of dollars):

Source/(Use) of Cash                                                   THREE MONTHS ENDED
                                                                           JANUARY 31,
                                                                       2001           2000
                                                                      -------        -------
OPERATING ACTIVITIES:
Net cash provided by net income plus depreciation, amortization
and non-cash compensation                                             $ 6,432        $ 5,623
Accounts receivable                                                     1,744          3,005
Net cash provided by operating activities                               4,666          5,458

INVESTING ACTIVITIES:
Capital expenditures                                                   (2,424)        (2,101)

FINANCING ACTIVITIES:
Net change in total debt                                                1,468         (4,550)
Retirement of Common Stock                                                 --         (1,154)



         The net cash provided by net income plus depreciation, amortization and non-cash compensation is an important measurement of cash generated from the earnings process. Net income plus depreciation, amortization and non-cash compensation of $6.4 million increased 14.4 percent in the first quarter of 2001 as compared to the same period in 2000 reflecting the Company's increased sales volume, increased gross profit, and improved operating profit margin as discussed above. Accounts receivable continue to provide positive cash from operating activities despite the Company's rising sales volume, albeit at a lower level in the first quarter of 2001 vs. the comparable period in fiscal 2000. This results from a continued focus by the Company on improving the efficiency of international receivable management. Due largely to the reduction in cash provided by changes in accounts receivable in the first quarter of

2001 vs. the first quarter of 2000, cash provided by operating activities amounted to $4.7 million in the first quarter of fiscal 2001 vs. $5.5 million in the first quarter of fiscal 2000.

         Capital expenditures were $2.4 million in the first quarter of fiscal 2001 compared to $2.1 million in the first quarter of fiscal 2000. Expenditures in both periods were primarily comprised of purchases of machinery and equipment for the expansion of manufacturing capabilities.

         The Company's net borrowings under short-term bank loans increased during the first quarter of fiscal 2001 due primarily to increased book overdrafts related to certain imprest cash accounts. During the first quarter of 2000, a significant portion of the Company's outstanding performance shares vested. In connection therewith, the Company utilized $1.2 million in cash to pay applicable employee withholding taxes on the common shares earned in return for shares of the Company's Common Stock then retired.

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

MARKET RISK DISCLOSURES

         There have been no material changes in the information reported in the Company's Form 10-K for the year ended October 31, 2000 under the "Market Risk Disclosures" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING INFORMATION

         The Company wants to provide stockholders and investors with more meaningful and useful information and therefore, this quarterly report describes the Company's belief regarding business conditions and the outlook for the Company, which reflects currently available information. These forward looking statements are subject to risks and uncertainties which, as described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended October 31, 2000, could cause the Company's actual results or performance to differ materially from those expressed herein. The Company assumes no obligation to update the information contained in this quarterly report.

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



CUNO INCORPORATED



Date     February 21, 2001
     -------------------------------


By /s/ Frederick C. Flynn, Jr.
   ---------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer, and
Assistant Secretary