Form 10-Q
period 2001-04-30
CUNO INC
filed 2001-05-31
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001   Commission file number 000-21109
                                                                       ---------


                                CUNO INCORPORATED
             (Exact name of registrant as specified in its charter)


            Delaware                                    06-1159240
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

400 Research Parkway, Meriden, Connecticut                       06450
------------------------------------------                     ----------
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

Common Stock,  .001 Par Value -- 16,384,508 shares as of April 30, 2001

                                CUNO INCORPORATED

                                                                                                       Page
                                                                                                       ----
Part I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Income - Three months ended April 30, 2001 and 2000                1

           Consolidated Statements of Income - Six months ended April 30, 2001 and 2000                  2

           Consolidated Balance Sheets - April 30, 2001 and October 31, 2000                             3

           Consolidated Statements of Cash Flows - Six months ended April 30, 2001 and 2000              4

           Notes to Unaudited Condensed Consolidated Financial Statements                                5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                    10
Part II.   Other Information

           Item 4.  Submission of Matters to a Vote of Security Holders                                  16

           Item 6.   Exhibits and Reports on Form 8-K                                                    16


Signatures                                                                                               17

              CUNO INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share amounts)

                                                          THREE MONTHS ENDED
                                                               APRIL 30,
                                                        2001             2000
                                                    ------------     ------------
Net sales                                           $     60,186     $     58,910
Less costs and expenses:
    Cost of products sold                                 33,519           33,436
    Selling, general and administrative expenses          16,386           15,742
    Research, development and engineering                  3,339            3,365
                                                    ------------     ------------
                                                          53,244           52,543
                                                    ------------     ------------

Operating income                                           6,942            6,367

Nonoperating income (expense):
    Interest expense                                        (121)            (188)
    Interest and other income, net                           266               12
                                                    ------------     ------------
                                                             145             (176)
                                                    ------------     ------------

Income before income taxes                                 7,087            6,191

Provision for income taxes                                 2,565            2,319

                                                    ------------     ------------
Net income                                          $      4,522     $      3,872
                                                    ============     ============


Basic earnings per common share                     $       0.28     $       0.24

Diluted earnings per common share                   $       0.27     $       0.23

Basic shares outstanding                              16,320,750       16,186,989

Diluted shares outstanding                            16,688,637       16,623,908


See notes to unaudited condensed consolidated financial statements.

             CUNO INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share amounts)

                                                          SIX MONTHS ENDED
                                                              APRIL 30,
                                                        2001             2000
                                                    ------------     ------------
Net sales                                           $    118,772     $    116,644
Less costs and expenses:
    Cost of products sold                                 67,043           66,845
    Selling, general and administrative expenses          32,150           31,523
    Research, development and engineering                  6,602            6,500
                                                    ------------     ------------
                                                         105,795          104,868
                                                    ------------     ------------

Operating income                                          12,977           11,776

Nonoperating income (expense):
    Interest expense                                        (269)            (429)
    Interest and other income, net                           377              116
                                                    ------------     ------------
                                                             108             (313)
                                                    ------------     ------------

Income before income taxes                                13,085           11,463

Provision for income taxes                                 4,735            4,333

                                                    ------------     ------------
Net income                                          $      8,350     $      7,130
                                                    ============     ============


Basic earnings per common share                     $       0.51     $       0.44

Diluted earnings per common share                   $       0.50     $       0.43

Basic shares outstanding                              16,297,418       16,174,704

Diluted shares outstanding                            16,670,836       16,572,664


See notes to unaudited condensed consolidated financial statements.

           CUNO INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (in thousands, except share amounts)

                                                                      APRIL 30,     OCTOBER 31,
                                                                        2001           2000
                                                                      ---------     ---------
ASSETS
Current assets
    Cash and cash equivalents                                         $  15,564     $  13,814
    Accounts receivable, less allowances for
      doubtful accounts of $1,347 and $1,395, respectively               50,633        52,239
    Inventories                                                          25,660        24,087
    Deferred income taxes                                                 6,664         6,414
    Prepaid expenses and other current assets                             3,227         2,101
                                                                      ---------     ---------
        Total current assets                                            101,748        98,655

Noncurrent assets
    Deferred income taxes                                                 1,341         1,168
    Intangible assets, net                                               27,747        23,971
    Other noncurrent assets                                               1,665         1,918
    Property, plant and equipment, net                                   63,564        63,187
                                                                      ---------     ---------
        Total assets                                                  $ 196,065     $ 188,899
                                                                      =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                        $  13,220     $  14,233
    Accounts payable                                                     18,999        17,978
    Accrued payroll and related taxes                                     9,185        11,851
    Other accrued expenses                                                9,039         7,675
    Accrued income taxes                                                  3,233         4,251
    Current portion of long-term debt                                       721           746
                                                                      ---------     ---------
        Total current liabilities                                        54,397        56,734

Noncurrent liabilities
    Long-term debt, less current portion                                  2,951         3,422
    Deferred income taxes                                                 5,107         4,786
    Retirement benefits                                                   4,173         4,439
                                                                      ---------     ---------
        Total noncurrent liabilities                                     12,231        12,647
Stockholders' equity
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                       --            --
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,384,508 and 16,279,198 shares issued and outstanding
        (excluding 747 shares in treasury)                                   16            16
    Additional paid-in-capital                                           42,280        39,814
    Unearned compensation                                                (1,317)       (1,120)
    Accumulated other comprehensive income (loss) --
          Foreign currency translation adjustments                       (4,335)       (3,546)
          Change in fair value of derivative financial instruments           89          --
                                                                      ---------     ---------
                                                                         (4,246)       (3,546)
    Retained earnings                                                    92,704        84,354
                                                                      ---------     ---------
        Total stockholders' equity                                      129,437       119,518
                                                                      ---------     ---------
        Total liabilities and stockholders' equity                    $ 196,065     $ 188,899
                                                                      =========     =========


See notes to unaudited condensed consolidated financial statements.

              CUNO INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            (dollars in thousands)

                                                                               SIX MONTHS ENDED
                                                                                  APRIL 30,
                                                                             2001         2000
                                                                           --------     --------
OPERATING ACTIVITIES
   Net income                                                              $  8,350     $  7,130
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                           4,489        4,328
      Noncash compensation recognized under employee stock plans                463          483
      Gains on sales of property, plant and equipment                           (40)         (18)
      Pension costs in excess of funding                                       (106)         455
      Deferred income taxes                                                    (173)         445
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                  995        2,264
           Inventories                                                       (2,645)        (376)
           Prepaid expenses and other current assets                           (903)        (563)
           Accounts payable and accrued expenses                              1,985         (333)
           Accrued income taxes                                                (974)        (236)
                                                                           --------     --------
Net cash provided by operating activities                                    11,441       13,579

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                       54           21
      Proceeds from surrender of life insurance policies                       --            569
      Acquisitions of companies, net of cash acquired                        (4,489)      (2,885)
      Capital expenditures                                                   (4,964)      (5,271)
                                                                           --------     --------
Net cash used for investing activities                                       (9,399)      (7,566)

FINANCING ACTIVITIES
      Proceeds from long term debt                                             --          3,800
      Principal payments on long-term debt                                     (845)      (8,127)
      Net borrowings (repayments) under short-term bank loans                   363         (184)
      Retirement of Common Stock                                               --         (1,154)
      Proceeds from stock options exercised                                     401          142
                                                                           --------     --------
Net cash provided by (used for) financing activities                            (81)      (5,523)

Effect of exchange rate changes on cash and cash equivalents                   (211)        (114)
                                                                           --------     --------
Net change in cash and cash equivalents                                       1,750          376
Cash and cash equivalents -- beginning of period                             13,814        6,186
                                                                           --------     --------
Cash and cash equivalents -- end of period                                 $ 15,564     $  6,562
                                                                           ========     ========


See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2001

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

NOTE 2 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

                                                                                       APRIL 30,        APRIL 30,
                                                                                         2001             2000
                                                                                         ----             ----
NUMERATOR:

 Net income                                                                          $  4,522,000     $  3,872,000
                                                                                     ============     ============

DENOMINATORS:

Weighted average shares outstanding                                                    16,369,726       16,321,476
Issued but unearned performance shares                                                       (914)         (68,165)
Issued but unearned restricted shares                                                     (48,062)         (66,322)
                                                                                     ------------     ------------
DENOMINATOR FOR BASIC EARNINGS PER SHARE                                               16,320,750       16,186,989
                                                                                     ============     ============

Weighted average shares outstanding                                                    16,369,726       16,321,476
Effect of dilutive employee stock options                                                 318,911          302,432
                                                                                     ------------     ------------
DENOMINATOR FOR DILUTED EARNINGS PER SHARE                                             16,688,637       16,623,908
                                                                                     ============     ============

Basic earnings per share                                                             $       0.28     $       0.24
Diluted earnings per share                                                           $       0.27     $       0.23

         The following table sets forth the computation of basic and diluted earnings per share for the six months ended:

                                                  APRIL 30,         APRIL 30,
                                                    2001              2000
                                                    ----              ----
NUMERATOR:

 Net income                                     $  8,350,000     $  7,130,000
                                                ============     ============

DENOMINATORS:

 Weighted average shares outstanding              16,348,146       16,315,722
  Issued but unearned performance shares              (1,067)         (68,694)
   Issued but unearned restricted shares             (49,661)         (72,324)
                                                ------------     ------------
  DENOMINATOR FOR BASIC EARNINGS PER SHARE        16,297,418       16,174,704
                                                ============     ============

  Weighted average shares outstanding             16,348,146       16,315,722
  Effect of dilutive employee stock options          322,690          256,942
                                                ------------     ------------
  DENOMINATOR FOR DILUTED EARNINGS PER SHARE      16,670,836       16,572,664
                                                ============     ============

 Basic earnings per share                       $       0.51     $       0.44
 Diluted earnings per share                     $       0.50     $       0.43



NOTE 3 - INVENTORIES

         Inventories consist of the following (amounts in thousands):

                  APRIL 30,   OCTOBER 31,
                    2001        2000
                   -------    -------
Raw materials      $10,552    $10,814
Work-in-process      3,732      2,435
Finished goods      11,376     10,838
                   -------    -------
                   $25,660    $24,087
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

NOTE 4 - COMPREHENSIVE INCOME

         Total comprehensive income was comprised of the following (amounts in thousands):

                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      APRIL 30,               APRIL 30,
                                                 2001         2000        2001        2000
                                                 ----         ----        ----        ----
Net income                                      $ 4,522     $ 3,872     $ 8,350     $ 7,130
Other comprehensive income (loss):
   Change in fair value of derivative
      Financial instruments, net of deferred
      Income taxes of $64                            89        --            89        --
   Foreign currency translation adjustments      (1,894)     (1,729)       (789)     (2,103)
                                                -------     -------     -------     -------
             Total comprehensive income         $ 2,717     $ 2,143     $ 7,650     $ 5,027
                                                =======     =======     =======     =======


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

         Operating segment data includes the results of all subsidiaries, consistent with the management reporting of these operations. Financial information by geographic operating segments is summarized below (amounts in thousands):

                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                 APRIL  30,                              APRIL 30,
                                           2001          2000                       2001               2000
                                           ----          ----                       ----               ----
NET SALES:
Europe                                   $11,508        $9,366                     $20,373           $18,199
Japan                                      9,087         9,931                      18,531            18,598
Asia/Pacific                               6,462         6,491                      12,699            12,653
Latin America                              3,045         3,366                       6,208             7,458
                                         -------       -------                    --------          --------
    Subtotal - Foreign Sales              30,102        29,154                      57,811            56,908
North America                             38,867        38,181                      76,989            75,766
Intercompany sales                       (8,783)       (8,425)                    (16,028)          (16,030)
                                         -------       -------                    --------          --------
                                         $60,186       $58,910                    $118,772          $116,644
                                         =======       =======                    ========          ========

                                              THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                   APRIL  30,                                  APRIL 30,
                                               2001           2000                     2001               2000
                                               ----           ----                     ----               ----
OPERATING INCOME:
North America                              $  4,061       $  3,830                   $  7,467         $  7,284
Europe                                          622            156                        923              202
Japan                                           842            999                      1,723            1,489
Asia/Pacific                                    948            921                      1,881            1,820
Latin America                                   469            461                        983              981
                                           --------       --------                   --------         --------
          Segment Total                       6,942          6,367                     12,977           11,776
                                           --------       --------                   --------         --------
Interest Expense                               (121)          (188)                      (269)            (429)
Other, net                                      266             12                        377              116
                                           --------       --------                   --------         --------
Income before income taxes                 $  7,087       $  6,191                   $ 13,085         $ 11,463
                                           ========       ========                   ========         ========


Interest expense and other income (expense) have not been allocated to segments.

NOTE 6 - INTEREST AND OTHER INCOME (EXPENSE), NET

           Interest and other income (expense), net consisted of the following (amounts in thousands):

                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                APRIL  30,         APRIL 30,
                           2001       2000     2001       2000
                           -----     -----     -----     -----
Interest income            $ 179     $  56     $ 387     $ 108
Exchange gains (losses)      109       (43)       34       (23)
Gains on sales of
property, plant, and
equipment                      1        18        40        18

Other, net                   (23)      (19)      (84)       13
                           -----     -----     -----     -----
                           $ 266     $  12     $ 377     $ 116
                           =====     =====     =====     =====



NOTE 7 - NEWLY ISSUED ACCOUNTING STANDARD

As of November 1, 2000, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). The adoption of Statement 133 did not effect the Company's financial statements since the accounting treatment for the financial instruments held at the time did not change.

As a result of adoption of Statement 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

NOTE 8 - CONTINGENCIES

The Company is subject to various legal actions, governmental audits, and proceedings relating to various matters incidental to its business including product liability and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with the Company's counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred is not expected to materially affect the consolidated financial position, cash flows or results of operations of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED APRIL 30, 2001 VS. THREE MONTH PERIOD ENDED APRIL 30, 2000

NET SALES

         The Company had net sales of $60.2 million in the second quarter of fiscal 2001 representing a 2.2 percent increase over 2000's second quarter sales of $58.9 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the second quarter of 2000, net sales in the second quarter of 2001 would have been $3.0 million higher, or 7.3 percent greater overall.

         The following table displays the Company's sales by geographic segment (amounts in thousands):

                             THREE MONTHS ENDED              CURRENCY
                                 APRIL 30,         PERCENT   ADJUSTED
                             2001        2000      CHANGE     CHANGE
                            -------    -------     ------     ------
North America               $32,951    $32,249       2.2%      2.2%
Europe                        9,515      7,871      20.9%     28.5%
Japan                         8,987      9,681      (7.2%)     4.6%
Asia/Pacific                  5,784      5,770       0.2%     12.1%
Latin America                 2,949      3,339     (11.7%)     5.4%
                            -------    -------     ------      ----
             Total sales    $60,186    $58,910       2.2%      7.3%
                            =======    =======     ======      ====


         North American sales increased 2.2 percent in the second quarter of 2001 as compared to the same quarter in 2000. The Healthcare market was responsible for the majority of the growth in North America during the three months ended April 30, 2001. Sales in Europe increased 20.9 percent as compared to the same period in 2000, and were up 28.5 percent when expressed in local currency. All three markets displayed strong double-digit gains in sales. Sales in Japan were down 7.2 percent as compared to the same quarter last year, but were 4.6 percent higher when expressed in local currency. The increase in sales was primarily concentrated in the Healthcare market. Asia/Pacific sales were flat quarter over quarter, however sales increased 12.1 percent excluding changes in currency values. The majority of the increase in Asia/Pacific is due to sales growth throughout Australia and strong healthcare sales throughout Asia/Pacific. Second quarter Latin American sales decreased 11.7 percent as compared to the same period in 2000, but were up 5.4 percent when expressed in local currency. The increase in local currency sales was primarily concentrated in the Potable Water and Healthcare market.

         The following table displays the Company's sales by market (amounts in thousands):

                            THREE MONTHS ENDED                CURRENCY
                                 APRIL 30,         PERCENT    ADJUSTED
                             2001        2000      CHANGE     CHANGE
                             ----        ----      ------     ------
Potable Water               $25,909    $24,839       4.3%      6.7%
Fluid Processing             18,148     19,189      (5.4%)     1.1%
Healthcare                   16,129     14,882       8.4%     16.4%
                            -------    -------     ------      ----
             Total sales    $60,186    $58,910       2.2%      7.3%
                            =======    =======     ======      ====


         On a currency adjusted basis, all geographic operating segments achieved sales increases in the potable water market. This strength was primarily driven by increased overseas sales (up 21.8 percent) tempered by moderate sales growth in North America (up 3.7 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Fluid processing sales were most affected by the slowing economies in the US and overseas. Healthcare sales continue to benefit from a continued focus by management on competitively favorable niches.

GROSS PROFIT

         The Company's gross profit increased $1.2 million to $26.7 million in the second quarter of 2001 from $25.5 million in the second quarter of 2000. Gross profit as a percentage of net sales (gross margin) increased during that same period from 43.2 percent in 2000 to 44.3 percent in 2001. The primary factor that contributed to the improved gross margin in 2001 was increased healthcare sales which generally carry higher margins.

OPERATING EXPENSES

         Selling, general and administrative expenses increased 4.1 percent reflecting the Company's focus on restraining discretionary spending. Expense categories within SG&A reflected nominal increases or decreases consistent with the Company's cost-management strategy. Research, development and engineering expenses were generally flat -- 5.7 percent of sales in the second quarter of fiscal 2000 compared to 5.5 percent of sales in the second quarter of fiscal 2001. This level of research and development reflects the Company's continued focus on the development of new products and technologies.

OPERATING INCOME

         As a result of the above, operating income increased $0.6 million, or
9.0 percent, to $6.9 million or 11.5 percent of sales in the second quarter of fiscal 2001 compared to $6.4 million or 10.8 percent of sales in the second quarter of 2000.

NON-OPERATING ACTIVITY

         Interest income increased by $0.1 million in the second quarter of 2001 compared to the second quarter of 2000 as the Company maintained higher levels of invested cash. See "Financial Position and Liquidity" below. Exchange gains (losses) improved by $0.2 million in 2001 over 2000 as well. As disclosed in
Note 6 to the condensed consolidated financial statements, other income (expenses) was relatively minor in both periods as no material activity occurred in either one.

]INCOME TAXES

         The Company's effective income tax rate for the second quarter of 2001 was 36.2 percent compared to 37.5 percent in the second quarter of 2000. The decrease primarily reflects the recognition of incremental tax credits, certain tax planning initiatives, and a change in the mix of income attributed to the various countries in which the Company does business.

SIX MONTH PERIOD ENDED APRIL 30, 2001 VS. SIX MONTH PERIOD ENDED APRIL 30, 2000
-------------------------------------------------------------------------------

NET SALES

         The Company had net sales of $118.8 million in the first six months of fiscal 2001 representing a 1.8 percent increase over 2000's comparable sales of $116.6 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first six months of 2000, net sales in the first six months of 2001 would have been $5.6 million higher, or 6.6 percent greater overall.

         The following table displays the Company's sales by geographic segment (amounts in thousands):

                               SIX MONTHS ENDED                 CURRENCY
                                   APRIL 30,        PERCENT     ADJUSTED
                               2001       2000       CHANGE     CHANGE
                               ----       ----       ------     ------

North America               $ 65,866    $ 64,376       2.3%      2.3%
Europe                        17,140      15,322      11.9%     22.3%
Japan                         18,325      18,216       0.6%     10.9%
Asia/Pacific                  11,443      11,500      (0.5%)    11.5%
Latin America                  5,998       7,230     (17.0%)    (7.1%)
                            --------    --------     ------     -----
             Total sales    $118,772    $116,644       1.8%      6.6%
                            ========    ========     ======     =====


         North American sales increased 2.3 percent in the first six months of 2001 as compared to the same period in 2000. The potable water market was responsible for nearly all of this growth. Sales in Europe increased 11.9 percent as compared to the same period in 2000, but were up 22.3 percent when expressed in local currency. All three markets displayed strong double-digit gains in sales. Sales in Japan were only 0.6 percent higher as compared to the same period last year, but 10.9 percent higher when expressed in local currency. Local currency sales increased in all three markets. Asia/Pacific sales decreased by 0.5 percent as compared to the same period last year but, excluding changes in currency values over the period, increased 11.5 percent. The majority of the increase in Asia/Pacific is due to expanding sales in both the potable water and healthcare segments throughout the Asian and Pacific markets. Sales in Latin America decreased 17.0 percent (7.1 percent in local currency). This decrease is primarily attributable to a large one-time contract completed and shipped in the first quarter of fiscal 2000.

         The following table displays the Company's sales by market (amounts in thousands):

                               SIX MONTHS ENDED                 CURRENCY
                                   APRIL 30,        PERCENT     ADJUSTED
                               2001       2000       CHANGE     CHANGE
                               ----       ----       ------     ------

Potable Water               $ 51,107    $ 48,269      5.9%      8.0%
Fluid Processing              36,955      38,694     (4.5%)     1.8%
Healthcare                    30,710      29,681      3.5%     10.8%
                            --------    --------     -----     -----
             Total sales    $118,772    $116,644      1.8%      6.6%
                            ========    ========     =====     =====


         On a currency adjusted basis, all geographic operating segments achieved sales increases in the potable water market. This strength was primarily driven by increased overseas sales (up 18.9 percent) as well as increased sales in North America (up 5.9 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Fluid processing sales were adversely affected by the slowing economies in the US and overseas as well as a large one-time contract completed and shipped in the first quarter of fiscal 2000. Healthcare sales continue to benefit from a continued focus by management on competitively favorable niches.

GROSS PROFIT

         The Company's gross profit increased $1.9 million to $51.7 million in the first six months of 2001 from $49.8 million in the first six months of 2000. Gross profit as a percentage of net sales (gross margin) increased during that same period from 42.7 percent in 2000 to 43.6 percent in 2001. The primary factors that contributed to the improved gross margin in 2001 were a large one-time contract completed and shipped in the first quarter of 2000 which carried a low margin and increased healthcare sales in 2001 which generally carry a higher margin.

OPERATING EXPENSES

         Selling, general and administrative expenses increased 2.0 percent in the first six months of 2001 compared to the prior period reflecting the Company's continued focus on restraining discretionary spending. Expense categories within SG&A reflected nominal increases or decreases consistent with the Company's cost-management strategy. Research, development and engineering expenses were 5.6 percent of sales in both the first six months of 2001 and 2000. This level of research and development reflects the Company's continued focus on the development of new products and technologies.

OPERATING INCOME

         As a result of the above, operating income increased $1.2 million, or
10.2 percent, to $13.0 million or 10.9 percent of sales in the first six months of fiscal 2001 compared to $11.8 million or 10.1 percent of sales in the first six months of 2000.

NON-OPERATING ACTIVITY

         Interest income increased by $0.3 million in the first six months of 2001 compared to the first six months of 2000 as the Company maintained higher levels of invested cash. See "Financial Position and Liquidity" below. As disclosed in Note 6 to the condensed consolidated financial statements, other income (expenses) was relatively minor in both periods as no material activity occurred in either of the two periods.

INCOME TAXES

         The Company's effective income tax rate for the first six months of 2001 was 36.2 percent compared to 37.8 percent in the first six months of 2000. The decrease primarily reflects the recognition of incremental tax credits, certain tax planning initiatives, and a change in the mix of income attributed to the various countries in which the Company does business.

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

         Set forth below is selected key cash flow data (in thousands of dollars):

Source/(Use) of Cash                                    SIX MONTHS ENDED
                                                             APRIL 30,
                                                         2001         2000
                                                         ----         ----
OPERATING ACTIVITIES:
Net cash provided by net income plus
depreciation,
     Amortization and non-cash compensation           $ 13,302     $ 11,941
Accounts receivable                                        995        2,264
Inventories                                             (2,645)        (376)
Accounts payable and accrued expenses                    1,985         (333)
Net cash provided by operating activities               11,441       13,579

INVESTING ACTIVITIES:
Proceeds from surrender of life insurance policies        --            569
Acquisitions of companies, net of cash acquired         (4,489)      (2,885)

FINANCING ACTIVITIES:
Net change in total debt                                  (482)      (4,511)
Retirement of Common Stock                                --         (1,154)



         The net cash provided by net income plus depreciation, amortization and non-cash compensation is an important measurement of cash generated from the earnings process. Net income plus depreciation, amortization and non-cash compensation of $13.3 million increased 11.4 percent in the first six months of 2001 as compared to the same period in 2000 reflecting the Company's increased sales volume, increased gross profit, and improved operating profit margin as discussed above. Accounts receivable continue to provide positive cash from operating activities despite the Company's rising sales volume, (albeit at a lower level in the first six months of 2001 vs. the comparable period in fiscal
2000). This results from a continued focus by the Company on improving the efficiency of international receivable management. The increase in inventory over the six months ended April 30, 2001 primarily relates to the timing of certain sales shipments. This use of cash was offset by a corresponding source of cash in accounts payable and accrued expenses.

         In the second quarter of fiscal 2001, CUNO closed on two acquisitions - a product line in Australia and a distributor in Europe for a total of $4.5 million. These acquisitions do not have a material effect on the Company's historical financial statements or pro forma operating results. In the second quarter of fiscal 2000, the Company made a contingent consideration payment of $2.9 million related to the acquisition of Chemical Engineering Corporation
(CEC). This payment was recorded as additional goodwill. There will be no future contingency payments related to the CEC acquisition. The acquisition of CEC included certain life insurance policies on key officers of CEC. In the second quarter of 2000, CUNO elected to surrender these policies for their cash surrender value upon settlement.

         The Company paid all outstanding borrowings under its revolving credit facility in fiscal 2000. No amounts have been outstanding under the revolving credit facility in fiscal 2001. During the first quarter of 2000, a significant portion of the Company's outstanding performance shares vested. In connection therewith, the Company utilized $1.2 million in cash to pay applicable employee withholding taxes on the common shares earned in return for shares of the Company's Common Stock then retired.

OTHER MATTERS
-------------

MARKET RISK DISCLOSURES

         The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company utilizes forward foreign exchange contracts to hedge certain firm sales commitments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices) and other specific and identified exposures. The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under 90 days. Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. The Company generally does not hedge overseas sales denominated in foreign currencies or translation exposures. The Company does not enter into financial instruments for speculation or trading purposes.

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

PART II.    OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Corporation held its annual meeting of Stockholders on March 14, 2001.

(b) The following individuals were nominated and elected to serve a term of three years as Directors: Mr. Mark G. Kachur Mr. David L. Swift

(c)      The stockholders voted on the following matters:

         1. Election of Directors -- the voting results for each nominee, all of whom were reelected, are as follows:

                  Name                           Votes For      Votes Withheld       Not Voted
                  ----                           ---------      --------------       ---------
                  Mr. Mark G. Kachur             13,340,743        1,015,269         1,976,308
                  Mr. David L. Swift             14,348,950            7,062         1,976,308

         2. A proposal for the appointment of Ernst & Young LLP as independent auditors was approved by a count of 14,392,501 votes for, 5,716 votes against, 22,547 votes abstaining, and 1,911,556 shares not voted.


Item 6.    Exhibits and Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this 10-Q is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CUNO INCORPORATED



Date       May 30, 2001
     --------------------------


By /s/ Frederick C. Flynn, Jr.
   ---------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer, and
Assistant Secretary

By /s/ William J. DeFrances
William J. DeFrances
Treasurer, Assistant Controller,
and Assistant Secretary