Form 10-Q
period 2001-07-31
CUNO INC
filed 2001-08-22
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001    Commission file number 000-21109

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

Yes [X]             No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, .001 Par Value -- 16,388,720 shares as of July 31, 2001

                                CUNO INCORPORATED

                                                                                             Page
                                                                                             ----
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income - Three months ended July 31, 2001 and 2000        1

         Consolidated Statements of Income - Nine months ended July 31, 2001 and 2000         2

         Consolidated Balance Sheets - July 31, 2001 and October 31, 2000                     3

         Consolidated Statements of Cash Flows - Nine months ended July 31, 2001 and 2000     4

         Notes to Unaudited Condensed Consolidated Financial Statements                       5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                          10

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                                            16

Signatures                                                                                   17

                    CUNO INCORPORATED
      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
      (dollars in thousands, except share amounts)

                                                                  THREE MONTHS ENDED
                                                                        JULY 31,
                                                              2001                   2000
                                                          ------------           ------------
Net sales                                                 $     63,441           $     62,795
Less costs and expenses:
    Cost of products sold                                       35,154                 35,680
    Selling, general and administrative expenses                16,116                 15,768
    Research, development and engineering                        3,545                  3,184
                                                          ------------           ------------
                                                                54,815                 54,632
                                                          ------------           ------------

Operating income                                                 8,626                  8,163

Nonoperating income (expense):
    Interest expense                                              (145)                  (128)
    Interest and other income, net                                 306                    (63)
                                                          ------------           ------------
                                                                   161                   (191)
                                                          ------------           ------------

Income before income taxes                                       8,787                  7,972

Provision for income taxes                                       3,083                  2,953
                                                          ------------           ------------

Net income                                                $      5,704           $      5,019
                                                          ============           ============

Basic earnings per common share                           $       0.35           $       0.31

Diluted earnings per common share                         $       0.34           $       0.30

Basic shares outstanding                                    16,313,943             16,209,017

Diluted shares outstanding                                  16,722,906             16,672,653

See notes to unaudited condensed consolidated financial statements.

                    CUNO INCORPORATED
      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
      (dollars in thousands, except share amounts)

                                                                   NINE MONTHS ENDED
                                                                        JULY 31,
                                                              2001                   2000
                                                          ------------           ------------
Net sales                                                 $    182,213           $    179,439
Less costs and expenses:
    Cost of products sold                                      102,197                102,525
    Selling, general and administrative expenses                48,266                 47,291
    Research, development and engineering                       10,147                  9,684
                                                          ------------           ------------
                                                               160,610                159,500
                                                          ------------           ------------

Operating income                                                21,603                 19,939

Nonoperating income (expense):
    Interest expense                                              (414)                  (557)
    Interest and other income, net                                 683                     53
                                                          ------------           ------------
                                                                   269                   (504)
                                                          ------------           ------------

Income before income taxes                                      21,872                 19,435

Provision for income taxes                                       7,818                  7,286
                                                          ------------           ------------

Net income                                                $     14,054           $     12,149
                                                          ============           ============


Basic earnings per common share                           $       0.86           $       0.75

Diluted earnings per common share                         $       0.84           $       0.73

Basic shares outstanding                                    16,302,926             16,191,142

Diluted shares outstanding                                  16,686,552             16,610,598

See notes to unaudited condensed consolidated financial statements.

                                CUNO INCORPORATED
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (in thousands, except share amounts)

                                                                             JULY 31,           OCTOBER 31,
                                                                               2001                2000
                                                                            ---------           ---------
ASSETS
Current assets
    Cash and cash equivalents                                               $  20,251           $  13,814
    Accounts receivable, less allowances for
      doubtful accounts of $1,304 and $1,395, respectively                     49,128              52,239
    Inventories                                                                24,544              24,087
    Deferred income taxes                                                       6,802               6,414
    Prepaid expenses and other current assets                                   2,572               2,101
                                                                            ---------           ---------
        Total current assets                                                  103,297              98,655

Noncurrent assets
    Deferred income taxes                                                       1,328               1,168
    Intangible assets, net                                                     27,263              23,971
    Other noncurrent assets                                                     1,946               1,918
    Property, plant and equipment, net                                         64,168              63,187
                                                                            ---------           ---------
        Total assets                                                        $ 198,002           $ 188,899
                                                                            =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                              $  12,574           $  14,233
    Accounts payable                                                           15,904              17,978
    Accrued payroll and related taxes                                          10,654              11,851
    Other accrued expenses                                                      8,613               7,675
    Accrued income taxes                                                        2,781               4,251
    Current portion of long-term debt                                             729                 746
                                                                            ---------           ---------
        Total current liabilities                                              51,255              56,734

Noncurrent liabilities
    Long-term debt, less current portion                                        2,954               3,422
    Deferred income taxes                                                       5,174               4,786
    Retirement benefits                                                         3,897               4,439
                                                                            ---------           ---------
        Total noncurrent liabilities                                           12,025              12,647

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                              -                   -
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,388,720 and 16,279,198 shares issued and outstanding                    16                  16
    Treasury Stock, at cost (2,747 and 747 shares)                                (57)                -
    Additional paid-in-capital                                                 42,424              39,814
    Unearned compensation                                                      (1,122)             (1,120)
    Accumulated other comprehensive income (loss) --
          Foreign currency translation adjustments                             (5,026)             (3,546)
          Change in fair value of derivative financial instruments                 79                 -
                                                                            ---------           ---------
                                                                               (4,947)             (3,546)
    Retained earnings                                                          98,408              84,354
        Total stockholders' equity                                            134,722             119,518
                                                                            ---------           ---------
        Total liabilities and stockholders' equity                          $ 198,002           $ 188,899
                                                                            =========           =========

See notes to unaudited condensed consolidated financial statements.

                               CUNO INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                                      NINE MONTHS ENDED
                                                                                          JULY 31,
                                                                                   2001               2000
                                                                                 --------           --------
OPERATING ACTIVITIES
   Net income                                                                    $ 14,054           $ 12,149
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                                 6,827              6,641
      Noncash compensation recognized under employee stock plans                      706                817
      Gains on sales of property, plant and equipment                                 (57)               (25)
      Pension costs (less than) in excess of funding                                 (348)               460
      Deferred income taxes                                                          (272)             1,280
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                      1,998                (37)
           Inventories                                                             (1,617)             2,805
           Prepaid expenses and other current assets                                 (647)              (625)
           Accounts payable and accrued expenses                                      249                 55
           Accrued income taxes                                                    (1,434)              (149)
                                                                                 --------           --------
Net cash provided by operating activities                                          19,459             23,371

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                             74                 44
      Proceeds from surrender of life insurance policies                              -                  569
      Acquisitions of companies, net of cash acquired                              (4,489)            (2,885)
      Capital expenditures                                                         (7,771)            (8,754)
                                                                                 --------           --------
Net cash used for investing activities                                            (12,186)           (11,026)

FINANCING ACTIVITIES
      Proceeds from long-term debt                                                    -                3,800
      Principal payments on long-term debt                                           (862)           (11,673)
      Net repayments under short-term bank loans                                      (88)              (411)
      Retirement of Common Stock                                                      -               (1,154)
      Acquisition of Treasury Stock                                                   (57)               -
      Proceeds from stock options exercised                                           497                203
                                                                                 --------           --------
Net cash used for financing activities                                               (510)            (9,235)

Effect of exchange rate changes on cash and cash equivalents                         (326)              (147)
                                                                                 --------           --------
Net change in cash and cash equivalents                                             6,437              2,963
Cash and cash equivalents -- beginning of period                                   13,814              6,186
                                                                                 --------           --------
Cash and cash equivalents -- end of period                                       $ 20,251           $  9,149
                                                                                 ========           ========

See notes to unaudited condensed consolidated financial statements.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2001

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended October 31, 2000.

NOTE 2 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

                                                           JULY 31,                JULY 31,
                                                             2001                   2000
                                                         ------------           ------------
NUMERATOR:

     Net income                                          $  5,704,000           $  5,019,000
                                                         ============           ============

DENOMINATORS:

     Weighted average shares outstanding                   16,386,821             16,333,841
     Issued but unearned performance shares                      (609)               (67,309)
     Issued but unearned restricted shares                    (72,269)               (57,515)
                                                         ------------           ------------
     DENOMINATOR FOR BASIC EARNINGS PER SHARE              16,313,943             16,209,017
                                                         ============           ============

     Weighted average shares outstanding                   16,386,821             16,333,841
     Effect of dilutive employee stock options                336,085                338,812
                                                         ------------           ------------
     DENOMINATOR FOR DILUTED EARNINGS PER SHARE            16,722,906             16,672,653
                                                         ============           ============

Basic earnings per share                                 $       0.35           $       0.31
Diluted earnings per share                               $       0.34           $       0.30

         The following table sets forth the computation of basic and diluted earnings per share for the nine months ended:

                                                            JULY 31,              JULY 31,
                                                             2001                   2000
                                                         ------------           ------------
NUMERATOR:

     Net income                                          $ 14,054,000           $ 12,149,000
                                                         ============           ============

DENOMINATORS:

     Weighted average shares outstanding                   16,361,037             16,326,762
     Issued but unearned performance shares                      (914)               (68,232)
     Issued but unearned restricted shares                    (57,197)               (67,388)
                                                         ------------           ------------
     DENOMINATOR FOR BASIC EARNINGS PER SHARE              16,302,926             16,191,142
                                                         ============           ============

     Weighted average shares outstanding                   16,361,037             16,326,762
     Effect of dilutive employee stock options                325,515                283,836
                                                         ------------           ------------
     DENOMINATOR FOR DILUTED EARNINGS PER SHARE            16,686,552             16,610,598
                                                         ============           ============

Basic earnings per share                                 $       0.86           $       0.75
Diluted earnings per share                               $       0.84           $       0.73


NOTE 3 - INVENTORIES

         Inventories consist of the following (amounts in thousands):

                              JULY 31,       OCTOBER 31,
                                2001             2000
                              --------       -----------
     Raw materials            $10,870          $10,814
     Work-in-process            2,429            2,435
     Finished goods            11,245           10,838
                              -------          -------
                              $24,544          $24,087
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

NOTE 4 - COMPREHENSIVE INCOME

         Total comprehensive income was comprised of the following (amounts in thousands):

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           JULY 31,                         JULY 31,
                                                    2001             2000            2001             2000
                                                  --------         --------        --------         --------
Net income                                        $  5,704         $  5,019        $ 14,054         $ 12,149
Other comprehensive income (loss):
  Change in fair value of derivative
    financial instruments, net of deferred
    income taxes of $6 and $58                         (10)              --              79               --
  Foreign currency translation adjustments            (691)             120          (1,480)          (1,983)
                                                  --------         --------        --------         --------
       Total comprehensive income                 $  5,003         $  5,139        $ 12,653         $ 10,166
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

         Operating segment data includes the results of all subsidiaries, consistent with the management reporting of these operations. Financial information by geographic operating segments is summarized below (amounts in thousands):


                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            JULY 31,                            JULY 31,
                                     2001              2000              2001              2000
                                  ---------         ---------         ---------         ---------
NET SALES:
Europe                            $  11,096         $   9,655         $  31,469         $  27,854
Japan                                 8,428            10,650            26,959            29,248
Asia/Pacific                          6,536             6,474            19,234            19,128
Latin America                         3,142             3,014             9,350            10,472
                                  ---------         ---------         ---------         ---------
  Subtotal - Foreign Sales           29,202            29,793            87,012            86,702
North America                        42,590            40,930           119,579           116,695
Intercompany sales                   (8,351)           (7,928)          (24,378)          (23,958)
                                  ---------         ---------         ---------         ---------
                                  $  63,441         $  62,795         $ 182,213         $ 179,439
                                  =========         =========         =========         =========

                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                           JULY 31,                          JULY 31,
                                    2001             2000             2001             2000
                                  --------         --------         --------         --------
OPERATING INCOME:
North America                     $  5,379         $  5,488         $ 12,848         $ 12,772
Europe                                 895              540            1,819              743
Japan                                  893              908            2,616            2,395
Asia/Pacific                           928              887            2,807            2,706
Latin America                          531              340            1,513            1,323
                                  --------         --------         --------         --------
   Segment total                     8,626            8,163           21,603           19,939
                                  --------         --------         --------         --------
Interest expense                      (145)            (128)            (414)            (557)
Other, net                             306              (63)             683               53
                                  --------         --------         --------         --------
Income before income taxes        $  8,787         $  7,972         $ 21,872         $ 19,435
                                  ========         ========         ========         ========


Interest expense and other income (expense) have not been allocated to segments.

NOTE 6 - INTEREST AND OTHER INCOME (EXPENSE), NET

         Interest and other income (expense), net consisted of the following (amounts in thousands):

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      JULY 31,                    JULY 31,
                                                2001          2000          2001          2000
                                               ------        ------        ------        ------

Interest income                                $ 271         $  44         $ 658         $ 152
Exchange gains (losses)                           22           (29)           56           (52)
Gains on sales of property,
   plant, and equipment                           17             7            57            25
Other, net                                        (4)          (85)          (88)          (72)
                                               -----         -----         -----         -----
                                               $ 306         $ (63)        $ 683         $  53
                                               =====         =====         =====         =====


NOTE 7 - NEWLY ISSUED ACCOUNTING STANDARDS

FASB 133

As of November 1, 2000, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). The adoption of Statement 133 did not effect the Company's financial statements since the accounting treatment for the financial instruments held at the time did not change.

As a result of adoption of Statement 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of accumulated other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred income taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

FASB 141 & 142

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new statements, goodwill (and other intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will be amortized over their useful lives.

The Company will apply the new rules on accounting for existing goodwill and other intangible assets beginning November 1, 2001 (first quarter of fiscal
2002). The Company is in the process of determining the impact of applying these new Statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JULY 31, 2001 VS. THREE MONTH PERIOD ENDED JULY 31,
2000

NET SALES

         The Company had net sales of $63.4 million in the third quarter of fiscal 2001 representing a 1.0 percent increase over 2000's third quarter sales of $62.8 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the second quarter of 2000, net sales in the second quarter of 2001 would have been $3.5 million higher, or 6.6 percent greater overall.

         The following table displays the Company's sales by geographic segment (amounts in thousands):

                          THREE MONTHS ENDED                      CURRENCY
                               JULY 31,              PERCENT      ADJUSTED
                          2001           2000        CHANGE        CHANGE
                        -------        -------       -------      --------
North America           $37,394        $35,203         6.2%          6.2%
Europe                    9,034          8,429         7.2%         16.9%
Japan                     8,298         10,475       (20.8%)        (9.1%)
Asia/Pacific              5,768          5,731         0.6%         10.2%
Latin America             2,947          2,957        (0.3%)        31.2%
                        -------        -------        ----          ----
     Total sales        $63,441        $62,795         1.0%          6.6%
                        =======        =======        ====          ====

         North American sales increased 6.2 percent in the second quarter of 2001 as compared to the same quarter in 2000. The Healthcare and Potable Water markets were responsible for the majority of the growth in North America during this time period. Sales in Europe increased 7.2 percent as compared to the same period in 2000, and were up 16.9 percent when expressed in local currency. All three markets within Europe displayed sales gains. Sales in Japan were down 20.8 percent as compared to the same quarter last year, and were 9.1 percent lower when expressed in local currency. The unsettled economy in Japan is largely responsible for the softening sales demand. Asia/Pacific sales were relatively flat quarter over quarter, however sales increased 10.2 percent excluding changes in currency values. The majority of the increase in Asia/Pacific is due to sales growth throughout Australia and strong Fluid Processing sales throughout Asia/Pacific. Second quarter Latin American sales decreased 0.3 percent as compared to the same period in 2000, but were up 31.2 percent when expressed in local currency. The large increase in local currency sales was in part due to the timing of certain large shipments.

         The following table displays the Company's sales by market (amounts in thousands):

                          THREE MONTHS ENDED                      CURRENCY
                               JULY 31,              PERCENT      ADJUSTED
                          2001           2000        CHANGE        CHANGE
                        -------        -------       -------      --------
Potable Water           $27,845        $26,065         6.8%          8.9%
Fluid Processing         17,680         19,868       (11.0%)        (3.7%)
Healthcare               17,916         16,862         6.3%         15.2%
                        -------        -------        ----          ----
    Total sales         $63,441        $62,795         1.0%          6.6%
                        =======        =======        ====          ====

         The slowing economies in the US and certain international markets (primarily Japan) have impacted all of the Company's markets to some extent; however, Fluid Processing is the Company's most cyclical market and is most impacted by the economic slowdown. The strength in the Potable Water market was broad geographically, driven largely by strong overseas sales (up 11.5 percent in local currency) and steady sales growth in North America (up 8.5 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Healthcare sales continue to benefit from a continued focus by management on competitively favorable product lines and market niches.

GROSS PROFIT

         The Company's gross profit increased $1.2 million to $28.3 million in the third quarter of 2001 from $27.1 million in the third quarter of 2000. Gross profit as a percentage of net sales (gross margin) increased during that same period from 43.2 percent in 2000 to 44.6 percent in 2001. The primary factor that contributed to the improved gross margin in 2001 was the market mix of sales (increased Healthcare sales which generally carry higher margins combined with decreased Fluid Processing sales which generally carry lower margins).

OPERATING EXPENSES

         Selling, general and administrative expenses (SG&A) increased 2.2 percent reflecting the Company's focus on restraining discretionary spending. Expense categories within SG&A reflected nominal increases or decreases consistent with the Company's cost-management strategy. Research, development and engineering expenses increased 11.3 percent to $3.5 million in the third quarter of 2001, reflecting the Company's continued focus on the development of new products and technologies. As a percentage of sales, research, development and engineering expenses were 5.6 percent of sales in the third quarter of fiscal 2001 compared to 5.1 percent of sales in the third quarter of fiscal 2000.

OPERATING INCOME

         As a result of the above, operating income increased $0.5 million, or
5.7 percent, to $8.6 million or 13.6 percent of sales in the third quarter of fiscal 2001 compared to $8.2 million or 13.0 percent of sales in the third quarter of 2000.

NON-OPERATING ACTIVITY

         Interest income increased by $0.2 million in the third quarter of 2001 compared to the third quarter of 2000 as the Company maintained higher levels of invested cash. See "Financial Position and Liquidity" below. As disclosed in
Note 6 to the condensed consolidated financial statements, other income (expenses) was relatively minor in both periods as no material activity occurred in either of the two periods.

INCOME TAXES

         The Company's effective income tax rate for the third quarter of 2001 was 35.1 percent compared to 37.0 percent in the third quarter of 2000. The decrease primarily reflects the recognition of incremental tax credits, certain tax planning initiatives, and a change in the mix of income attributed to the various countries in which the Company does business.

NINE MONTH PERIOD ENDED JULY 31, 2001 VS. NINE MONTH PERIOD ENDED JULY 31, 2000

NET SALES

         The Company had net sales of $182.2 million in the first nine months of fiscal 2001 representing a 1.5 percent increase over 2000's comparable sales of $179.4 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first nine months of 2000, net sales in the first nine months of 2001 would have been $9.2 million higher, or 6.6 percent greater overall.

         The following table displays the Company's sales by geographic segment (amounts in thousands):

                            NINE MONTHS ENDED                       CURRENCY
                                JULY 31,               PERCENT      ADJUSTED
                          2001            2000          CHANGE       CHANGE
                        --------        --------       -------      --------
North America           $103,259        $ 99,579         3.7%          3.7%
Europe                    26,174          23,751        10.2%         20.3%
Japan                     26,623          28,691        (7.2%)         3.9%
Asia/Pacific              17,211          17,231        (0.1%)        11.1%
Latin America              8,946          10,187       (12.2%)         4.1%
                        --------        --------        ----          ----
     Total sales        $182,213        $179,439         1.5%          6.6%
                        ========        ========        ====          ====

         North American sales increased 3.7 percent in the first nine months of 2001 as compared to the same period in 2000. Both the Potable Water and Healthcare markets were responsible for this growth. Sales in Europe increased
20.3 percent when expressed in local currency. All three markets displayed strong gains in sales. Sales in Japan were down 7.2 percent as compared to the same period last year, but were 3.9 percent higher when expressed in local currency. Local currency sales increased, albeit modestly, in all markets. Asia/Pacific sales were relatively flat as compared to the same period last year but, excluding changes in currency values over the period, increased 11.1 percent. The majority of the increase in Asia/Pacific is due to growing sales in both the Potable Water and Healthcare segments throughout the Asian and Pacific markets. Sales in Latin America decreased 12.2 percent but increased 4.1 percent in local currency driven predominantly by strong Potable Water sales.

         The following table displays the Company's sales by market (amounts in thousands):

                            NINE MONTHS ENDED                       CURRENCY
                                JULY 31,               PERCENT      ADJUSTED
                          2001            2000          CHANGE       CHANGE
                        --------        --------       -------      --------
Potable Water           $ 78,952        $ 74,334         6.2%          8.3%
Fluid Processing          54,635          58,562        (6.7%)        (0.1%)
Healthcare                48,626          46,543         4.5%         12.4%
                        --------        --------        ----          ----
     Total sales        $182,213        $179,439         1.5%          6.6%
                        ========        ========        ====          ====

         The slowing economies in the US and certain international markets (primarily Japan) have impacted all of the Company's markets to some extent, however Fluid Processing is the Company's most cyclical market and is most impacted by the economic slowdown. The strength in the Potable Water market was broad geographically - all geographic segments had positive sales growth during the period. Growth in North America continues to benefit from existing OEM customers, direct marketing companies, and appliance manufacturers. Healthcare sales continue to benefit from a continued focus by management on competitively favorable niches.

GROSS PROFIT

         The Company's gross profit increased $3.1 million to $80.0 million in the first nine months of 2001 from $76.9 million in the first nine months of 2000. Gross profit as a percentage of net sales (gross margin) increased during that same period from 42.9 percent in 2000 to 43.9 percent in 2001. The primary factors that contributed to the improved gross margin in 2001 were a large one-time contract completed and shipped in the first quarter of 2000 which carried a low margin and increased healthcare sales in 2001 which generally carry a higher margin.

OPERATING EXPENSES

         Selling, general and administrative expenses (SG&A) increased 2.1 percent in the first nine months of 2001 compared to the prior period reflecting the Company's continued focus on restraining discretionary spending. Expense categories within SG&A reflected nominal increases or decreases consistent with the Company's cost-management strategy. Research, development and engineering expenses increased $0.5 million and were 5.6 percent of sales in the first nine months of fiscal 2001 compared to 5.4 percent of sales in the first nine months of fiscal 2000. This level of research and development reflects the Company's continued focus on the development of new products and technologies.

OPERATING INCOME

         As a result of the above, operating income increased $1.7 million, or
8.3 percent, to $21.6 million or 11.9 percent of sales in the first nine months of fiscal 2001 compared to $19.9 million or 11.1 percent of sales in the first nine months of 2000.

NON-OPERATING ACTIVITY

         Interest income increased by $0.5 million in the first nine months of 2001 compared to the first nine months of 2000 as the Company maintained higher levels of invested cash. See "Financial Position and Liquidity" below. As disclosed in Note 6 to the condensed consolidated financial statements, other income (expenses) was relatively minor in both periods as no material activity occurred in either of the two periods.

INCOME TAXES

         The Company's effective income tax rate for the first nine months of 2001 was 35.7 percent compared to 37.5 percent in the first nine months of 2000. The decrease primarily reflects the recognition of incremental tax credits, certain tax planning initiatives, and a change in the mix of income attributed to the various countries in which the Company does business.

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

         Set forth below is selected key cash flow data (in thousands of dollars):

Source/(Use) of Cash                                          NINE MONTHS ENDED
                                                                   JULY 31,
                                                            2001             2000
                                                         ---------         --------
OPERATING ACTIVITIES:
Net cash provided by net income plus depreciation,
  amortization and non-cash compensation                  $ 21,587         $ 19,607
Accounts receivable                                          1,998              (37)
Inventories                                                 (1,617)           2,805
Accrued income taxes                                        (1,434)            (149)
Net cash provided by operating activities                   19,459           23,371

INVESTING ACTIVITIES:
Proceeds from surrender of life insurance policies              --              569
Acquisitions of companies, net of cash acquired             (4,489)          (2,885)
Capital expenditures                                        (7,771)          (8,754)

FINANCING ACTIVITIES:
Net change in total debt                                      (950)          (8,284)
Retirement of Common Stock                                      --           (1,154)

         The net cash provided by net income plus depreciation, amortization and non-cash compensation is an important measurement of cash generated from the earnings process. Net income plus depreciation, amortization and non-cash compensation of $21.6 million increased 10.1 percent in the first nine months of 2001 as compared to the same period in 2000 reflecting the Company's increased gross profit, improved operating profit margin, and improved non-operating performance as discussed above. Accounts receivable continue to provide positive cash from operating activities despite the Company's rising sales volume. This results from a continued focus by the Company on improving the efficiency of international accounts receivable management. The increase in inventories over the nine months ended July 31, 2001 primarily relates to the timing of certain sales shipments. The use of cash of $1,434 related to accrued income taxes payable relates to increased profitability of the Company and the timing of Federal income taxes paid in the US.

         In the second quarter of fiscal 2001, CUNO closed on two acquisitions - a product line in Australia and a distributor in Europe for a total of $4.5 million. These acquisitions do not have a material effect on the Company's historical financial statements or pro forma operating results. In the second quarter of fiscal 2000, the Company made a contingent consideration payment of $2.9 million related to the acquisition of Chemical Engineering Corporation
(CEC). This payment was recorded as additional goodwill. There will be no future contingency payments related to the CEC acquisition. The acquisition of CEC included certain life insurance policies on key officers of CEC. In the second quarter of 2000, CUNO elected to surrender these policies for their cash surrender value upon settlement. The reduced rate of capital expenditures in 2001 primarily relates to the timing of certain capital projects.

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

OTHER MATTERS

MARKET RISK DISCLOSURES

         The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company utilizes forward foreign exchange contracts to hedge certain firm sales commitments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established US dollar prices) and other specific and identified exposures. The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under 90 days. Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. The Company generally does not hedge overseas sales denominated in foreign currencies or translation exposures. Further, the Company does not enter into financial instruments for speculation or trading purposes.

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


CUNO INCORPORATED



Date   August 21, 2001
    ---------------------------


By  /s/ Frederick C. Flynn, Jr.
    ---------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer, and
Assistant Secretary


By  /s/ William J. DeFrances
    ---------------------------
William J. DeFrances
Treasurer, Assistant Controller,
and Assistant Secretary