Form 10-K
period 2001-10-31
CUNO INC
filed 2002-01-16
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

                        COMMISSION FILE NUMBER 000-21109

                                CUNO INCORPORATED
             (Exact name of registrant as specified in its charter)

           Delaware                                        06-1159240
           --------                                        ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)



400 Research Parkway, Meriden, Connecticut                         06450
------------------------------------------                      ----------
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

Yes  X      No
   -----       ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 31, 2001, 16,392,244 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price on that date) was approximately $500,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K.

         Notice of Annual Meeting of Shareholders March 27, 2002 and Proxy Statement.
                         Part III, Items 10-13
                         Part IV, Item 14

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

         The Company realigned its business to accelerate net sales growth and improve operating margins. Key to its success are the development and implementation of the following initiatives, which are key elements of its ongoing growth strategy: (i) develop new products for specific markets, (ii) decrease product development cycle times, (iii) develop pre/final filter systems, (iv) increase customer focus, (v) improve operating efficiencies, and
(vi) pursue selective acquisitions.

(b)      Financial information about industry segments:

         The Company is divided into five geographic operating segments, each of which has general operating autonomy over its products. These operating segments are as follows: North America, Europe, Japan, Asia/Pacific, and Latin America. See Note 9 - Segment Financial Data on pages 29-31 of the 2001 Annual Report to Stockholders which is incorporated herein by reference.

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

         The food service industry has an increasing need for consistent global product quality. Food service includes water used for fountain beverages, steam ovens, coffee and tea (i.e. "recipe quality water"). Specifically, restaurants have become increasingly aware of the need for water filtration to control the taste and quality of the water used in their businesses. Sales to the potable water market totaled $107,263,000, $101,483,000, and $87,649,000, in 2001, 2000,
and 1999, respectively.

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

         A significant segment of the Company's fluid processing market is electronics manufacturing. Ultra pure water is used to rinse the components during manufacturing in order to ensure that the product is particle free with no residual contamination. The industry uses corrosive, high purity chemicals and gases for the manufacture of computer chips, hard disks, video terminals and other components. All of the chemicals and gases used are processed through very fine filtration systems. The strengthening demand for electronic products and oil and gas products has helped recent sales growth, and certain new products are expected to stimulate growth in the future. Sales to the fluid processing market totaled $71,898,000, $78,781,000, and $72,269,000 in 2001, 2000, and
1999, respectively.

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

         The healthcare market customers include pharmaceutical and biotechnology companies which require cost-efficient filtration and high levels of purity for production of sterile, contaminate free drugs, as well as producers of diagnostic test kits which require highly efficacious membranes. In addition, applications include the production of bacteria-free water and food and beverage products. Sales to the healthcare market totaled $65,288,000, $62,810,000, and $60,666,000 in 2001, 2000, and 1999, respectively.

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

         Increased Customer Focus. The Company has traditionally sold to the distributor, who in turn sells to the end user. The Company's current goal is to provide unmatched customer service to its end-user customers, while providing resources to its distributors. In many cases the customer is unable to define its filtration needs accurately and seeks outside resources to identify and choose the best filtration alternative. The Company's S.A.S.S. professionals meet this need. Management has been training and focusing distributors on specific market segments and providing additional training, sales, and marketing support. This enables distributors to provide customers with superior industry expertise and company-specific product knowledge.

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

         Pursue Selective Acquisitions. The Company believes that the trend towards consolidation in certain portions of the filtration industry, together with recent systems trends (pre-filter and filter), may provide the Company with attractive opportunities to acquire high-quality companies and subsequently allow the Company to expand into new geographic markets, add new customers, provide new products, manufacturing and service capabilities or increase the Company's penetration with existing customers.

         In the second quarter of fiscal 2001, CUNO closed on two acquisitions - a product line in Australia and a distributor in Europe -- for a total cost of $4.5 million. These acquisitions do not have a material effect on the Company's historical financial statements or pro forma operating results. In the second quarter of fiscal 2000, the Company made a contingent consideration payment of $2.9 million related to the previous acquisition of Chemical Engineering Corporation (CEC). This payment was recorded as additional goodwill. There will be no future contingency payments related to the CEC acquisition. The acquisition of CEC included certain life insurance policies on key officers of CEC. In the second quarter of 2000, CUNO elected to surrender these policies for their cash surrender value upon settlement.

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

         The Company's depth filter products include those sold under the following labels: Zeta Plus(R), Betafine(R), Micro-Klean(R) III, Beta-Klean(R), Betapure(R), PolyNet(TM), BioCap(TM), Micro-Wynd(R) II, Econo-Klean(TM), Virosorb(R) and Petro-Klean(R).

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

BACKLOG: The Company's backlog on October 31, 2001 was $16.5 million as compared to $15.3 million as of the same date the previous year. Due to the relatively short manufacturing cycle and the Company's use of wholesale distributors as well as general industry practice, backlog, which typically represents less than 30 days of shipments, is not deemed to be significant. A substantial portion of the Company's revenues result from orders received and product sold in the same month.

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

RESEARCH AND DEVELOPMENT: The Company's research, development, and engineering activities are conducted in its own laboratories, supplemented by on-site development and application of custom design and other technical skills. The Company's research, development and engineering expenditures, which consisted mainly of the development of new products, product applications and manufacturing processes for fiscal year 2001, 2000, and 1999 were approximately $13.7, $12.9 million, and $11.7 million, respectively, and 5.6 percent, 5.3 percent, and 5.3 percent of net sales, respectively. The Company also incurs additional internal costs relating to its sales and service personnel for product development.

MANUFACTURING: The Company's manufacturing is largely vertically integrated, using unique, proprietary and patented processes, with many of the major components of its filtration units manufactured and assembled in its own plants. The Company has begun to outsource a limited amount of its manufacturing processes, such as segments of metal housing manufacturing. The Company believes that it generally has sufficient manufacturing capacity for the foreseeable future. The Company has developed a new, more efficient membrane manufacturing process that the Company believes provides a competitive advantage through the production of superior products at lower costs. All of the Company's manufacturing facilities are ISO 9002 certified.

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

         The Company's agreements with its United States distributors are usually for a period of two years. Such agreements usually assign an exclusive territory, prohibit distributors from carrying competing products, require that distributors share market and customer related information other than pricing with the Company, and require distributors to carry an adequate stock of its products. The Company does not believe that the loss of any one of its distributors would have a significant adverse effect on the Company. The Company's top ten customers accounted for approximately 29 percent of its total sales in fiscal year 2001.

         Whirlpool accounted for approximately 11.5% of fiscal 2001 sales. The Company believes that no other customers account for more than ten percent of sales. As of October 31, 2000, the Company employed approximately 390 people as sales people. Of such employees, approximately 250 are located overseas.

TRADEMARKS AND PATENTS: Trademarks and brand name recognition are important to the Company. The Company generally owns the trademarks under which its products are marketed. The Company has registered its trademarks and will continue to do so as they are developed or acquired. The Company has over 380 registered trademarks throughout the world.

         The Company has over 275 active patents throughout the world and more than 145 patent applications pending worldwide. The Company additionally relies on proprietary, non-patented technologies to a certain extent. Certain of the Company's employees sign non-disclosure and assignment of proprietary rights agreements.

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

EMPLOYEES: At October 31, 2001, the Company employed approximately 1,570 people worldwide (exclusive of employees of independent distributors), with over approximately 840 employees in the United States and approximately 730 employees in other countries.

(d) Financial information about foreign and domestic operations and export sales.

         See Note 9 to the financial statements on pages 29-31 of the 2001 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The Company's world headquarters is located in Meriden, Connecticut. This facility also contains a manufacturing and assembly plant. The following table sets forth the location and approximate size of the Company's principal properties and facilities, most of which are owned by the Company.

                                                              Approximate
                                                             Facility Size
              Location                                         (Sq. Ft.)
              --------                                         ---------
          Meriden, Connecticut ......................            189,000
          Enfield, Connecticut ......................            155,000
          Stafford Springs, Connecticut .............            165,000
          Kita-Ibaragi, Japan .......................             40,000
          Mairinque, Brazil .........................             65,000
          Calais, France ............................             50,000
          Mazeres, France ...........................             40,000
          Sydney, Australia * .......................            265,000
          Singapore** ...............................             18,546
          Churubusco, Indiana .......................             47,000
          Sucy en Brie, France ** ...................             20,000
          Nantes, France ** .........................              4,600


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding executive officers of the Registrant is presented in Part III below and incorporated herein by reference.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The portion of the 2001 Annual Report to Stockholders appearing on page 1 under the heading "Market Data" is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The financial data on page 35 of the 2001 Annual Report to Stockholders, captioned "Summary of Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 2001-1999

The following portions of the 2001 Annual Report to Stockholders are incorporated herein by reference:

(a) All of the material on pages 8-14 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing under the caption "Market Risk Disclosures" appearing on pages 13-14 of the 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and report of independent auditors included on pages 15-34 of the Annual Report to Stockholders for the fiscal year ended October 31, 2001 are incorporated herein by reference.

Quarterly Results of Operations on page 34 of the 2001 Annual Report to Stockholders is incorporated herein by reference.

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

         The principal executive officers of the Company and their recent business experience are as follows:

                 Name                               Office Held                               Age
                 ----                               -----------                               ---
Mark G. Kachur .....................    Chairman of the Board of Directors,                    58
                                        President and Chief Executive
                                        Officer

Frederick C. Flynn, Jr. ............    Senior Vice President - Finance and                    51
                                        Administration, Controller, Chief
                                        Financial Officer, and Assistant
                                        Secretary

Thomas J. Hamlin ...................    Senior Vice President, Research &                      40
                                        Development

Timothy B. Carney ..................    Vice President, and General Manager                    49
                                        and President - North America Water
                                        Group

Anthony C. Doina ...................    Vice President and General Manager,                    45
                                        US Process Filtration Division

John A. Tomich .....................    General Counsel and Secretary                          44


         None of the officers are related and they are elected from year to year or until their successors are duly elected and qualified.

         Mark G. Kachur. Mr. Kachur is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Kachur has been a director of the Company since July 1996. Since joining the Company in 1994, Mr. Kachur has been a Senior Vice President of Commercial Intertech and President and Chief Operating Officer of the Company. From 1992 until 1994, he was President and CEO of Biotage, Inc., from 1971 to 1991, he was with Pall Corporation, the last seven years as a Group Vice President. He holds a bachelor of science degree in Mechanical Engineering from Purdue University and a master's degree in Business Administration from the University of Hartford.

         Frederick C. Flynn, Jr. Mr. Flynn is the Senior Vice President - Finance and Administration, Chief Financial Officer, Controller, and Assistant Secretary of the Company. Prior to joining CUNO in January 1999, Mr. Flynn was Senior Vice President and Chief Financial Officer of GE Capital Information Technology Solutions. From 1989 to 1995 Mr. Flynn was Vice President and Treasurer of United Technologies Corporation. He holds a bachelor of science degree in Economics from Boston College and a master's degree in Business Administration from the University of Connecticut.

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

         Timothy B. Carney. Mr. Carney is the Company's Vice President, and General Manager and President of the North American Water Group. Previous to this, Mr. Carney served as the Company's Controller and effective November 1999, became Senior Vice President - Finance and Administration of the Company's worldwide Water Group. From 1993 until joining the Company, he served Commercial Intertech as CUNO Inc. Group Controller and from 1989 until 1993 he served Commercial Intertech as General Manager and Controller of Water Factory Systems. He holds a bachelor of science degree in economics and a master's degree in Business Administration from Youngstown State University.

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

         John A. Tomich. Mr. Tomich is General Counsel and Secretary of the Company. Before joining CUNO Incorporated after the spin-off he was Counsel and Assistant Secretary for Commercial Intertech, where he had been employed since January 1990 and had been involved extensively with the legal matters affecting CUNO. He holds a bachelor of Engineering degree in Mechanical Engineering from Youngstown State University and Juris Doctor degree from the University of Akron, School of Law. He is a licensed patent attorney.

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

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         (1) The following consolidated financial statements of CUNO Incorporated included in its

                  2001 Annual Report to Shareholders are incorporated by reference in Item 8:

                                                                                        Page Number
                                                                                        In This Report
                                                                                        --------------
                 Consolidated Statements of Income -
                   Years ended October 31, 2001,
                   2000, and 1999 .................................................          16

                 Consolidated Balance Sheets as of
                   October 31, 2001 and 2000 ......................................          17

                 Consolidated Statements of Stockholders'
                   Equity - Years ended October 31,
                   2001, 2000, and 1999 ...........................................          18

                 Consolidated Statements of Cash Flows -
                   Years ended October 31, 2001, 2000, and 1999 ...................          19

                 Notes to Consolidated Financial Statements .......................       20-34

            (2)   The following financial statement schedule of CUNO
                  Incorporated is included in Item 14 (d):

                  Schedule II Valuation and Qualifying
                  Accounts ..........................................................       S-1

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

        (vii)10.22   Ronald C. Drabik - Agreement and General Release

       (viii)10.23   Employment Agreement - Frederick C. Flynn, Jr.

         (ix)10.24   Employment Agreement - Michael C. Croft

             10.25   Employment Agreement - Mark G. Kachur

                13 - Certain sections of the Annual Report to Shareholders for the year ended October 31, 2001.

                21 - Subsidiaries of the Registrant

                23 - Consent of Independent Auditors

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

(b)      Reports on Form 8-K for the quarter ended October 31, 2001

                                    NONE

         Additional information relating to management contracts and renumerative plans is contained in Note 10-Stock Options and Awards of the Notes to Consolidated Financial Statements on pages 31-32.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CUNO Incorporated

Date:  January 14, 2002


/s/ Mark G. Kachur                          /s/ Frederick C. Flynn, Jr.
----------------------------                --------------------------
Mark G. Kachur                              Frederick C. Flynn, Jr.
Chairman of the Board                       Senior Vice President --
of Directors, President, and                Finance and Administration,
Chief Executive Officer                     Chief Financial Officer,
                                            Controller, and Assistant Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

Name                                       Title                                    Date
----                                       -----                                    ----
Joel B. Alvord*                            Director                                 January 14,
                                                                                    2002

Charles L. Cooney, Ph.D.*                  Director                                 January 14,
                                                                                    2002

Frederick C. Flynn, Jr.*                   Director                                 January 14,
                                                                                    2002

John A. Galvin*                            Director                                 January 14,
                                                                                    2002

Mark G. Kachur*                            Chairman                                 January 14,
                                                                                    2002

C. Edward Midgley*                         Director                                 January 14,
                                                                                    2002

David L. Swift*                            Director                                 January 14,
                                                                                    2002

          *By:   /s/ John A. Tomich
                 -----------------------------
                 John A. Tomich
                 Attorney-in-Fact, Pursuant to
                 Power of Attorney

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                CUNO INCORPORATED
                  YEARS ENDED OCTOBER 31, 2001, 2000, AND 1999

          COLUMN A                      COLUMN B                 COLUMN C                    COLUMN D           COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                    ------------------------------------
                                       BALANCE AT                       CHARGED TO OTHER
                                       BEGINNING    CHARGED TO COSTS        ACCOUNTS -                       BALANCE AT END
        DESCRIPTION                    OF PERIOD      AND EXPENSES          DESCRIBE        DEDUCTIONS         OF PERIOD
---------------------------------------------------------------------------------------------------------------------------
Year ended October 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts
receivable                             $1,394,685       $133,384           $(87,204)(D)     $104,375(A)        $1,336,490
                                       ==========       ===========        ============     ===========        ==========

Valuation allowance for deferred
income tax assets                      $  350,000       $      0           $      0         $234,000(C)        $  116,000
                                       ==========       ===========        ============     ===========        ==========

Year ended October 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts
receivable                             $1,705,641       $265,698           $(91,366)(D)     $485,288(A)        $1,394,685
                                       ==========       ===========        ============     ===========        ==========
Valuation allowance for deferred
income tax assets                      $  189,000       $161,000(B)        $      0         $      0           $  350,000
                                       ==========       ===========        ============     ===========        ==========

Year ended October 31, 1999
Deducted from asset accounts:
Allowance for doubtful accounts
receivable                             $1,179,057       $588,118           $  52,251(D)     $113,785(A)        $1,705,641
                                       ==========       ===========        ============     ===========        ==========
Valuation allowance for deferred
income tax assets                      $  203,000       $189,000(B)        $       0        $203,000(C)        $  189,000
                                       ==========       ===========        ============     ===========        ==========

(A) Uncollectible accounts written off, net of recoveries.

(B) Establishment of valuation allowance for operating loss carryforwards.

(C) Net operating loss carryforwards utilized.

(D) Changes in foreign currency.