Form 10-Q
period 2002-01-31
CUNO INC
filed 2002-02-19
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

                                                Commission file number 000-21109


                                CUNO INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     06-1159240
--------------------------------------      ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

400 Research Parkway, Meriden, Connecticut                06450
------------------------------------------       -------------------------------
 (Address of principal executive offices)               (Zip Code)

                                 (203) 237-5541
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


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

Yes     X              No
    ----------            ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  .001 Par Value -- 16,436,857 shares as of January 31, 2002

                                CUNO INCORPORATED

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income - Three months ended
                  January 31, 2002 and 2001                                   1

         Consolidated Balance Sheets - January 31, 2002 and
                  October 31, 2001                                            2

         Consolidated Statements of Cash Flows - Three months ended
                  January 31, 2002 and 2001                                   3

         Notes to Unaudited Condensed Consolidated Financial Statements       4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                8

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                           12


Signatures                                                                   13

               CUNO INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 (dollars in thousands, except share amounts)

                                                      THREE MONTHS ENDED
                                                          JANUARY 31,
                                                    2002               2001
                                                ------------       ------------

Net sales                                       $     58,637       $     58,586
Less costs and expenses:
    Cost of products sold                             32,467             33,524
    Selling, general and administrative               15,888             15,435
    Goodwill amortization                                 --                329
    Research, development and engineering              3,425              3,263
                                                ------------       ------------
                                                      51,780             52,551
                                                ------------       ------------

Operating income                                       6,857              6,035

Nonoperating income (expense):
    Interest expense                                    (130)              (148)
    Interest and other income, net                       171                111
                                                ------------       ------------
                                                          41                (37)
                                                ------------       ------------

Income before income taxes                             6,898              5,998

Income taxes                                           2,379              2,170

                                                ------------       ------------
Net income                                      $      4,519       $      3,828
                                                ============       ============


Basic earnings per common share                 $       0.28       $       0.24

Diluted earnings per common share               $       0.27       $       0.23

Basic shares outstanding                          16,350,394         16,274,086

Diluted shares outstanding                        16,795,713         16,663,683


See accompanying notes.

           CUNO INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (in thousands, except share amounts)

                                                                          JANUARY 31,        OCTOBER 31,
                                                                             2002               2001
                                                                          -----------        -----------
ASSETS
Current assets
    Cash and cash equivalents                                              $  23,162          $  25,628
    Accounts receivable, less allowances for
      doubtful accounts of $1,339 and $1,336, respectively                    46,139             48,546
    Inventories                                                               23,663             24,590
    Deferred income taxes                                                      5,732              5,971
    Prepaid expenses and other current assets                                  5,259              4,329
                                                                           ---------          ---------
        Total current assets                                                 103,955            109,064

Noncurrent assets
    Deferred income taxes                                                      1,642              2,300
    Intangible assets, net                                                    26,830             27,725
    Prepaid pension costs                                                      3,610                 --
    Other noncurrent assets                                                    1,865              1,941
    Property, plant and equipment, net                                        66,269             65,595
                                                                           ---------          ---------
        Total assets                                                       $ 204,171          $ 206,625
                                                                           =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                             $  11,524          $  13,266
    Accounts payable                                                          17,029             16,606
    Accrued payroll and related taxes                                          7,597             12,294
    Other accrued expenses                                                     7,522              7,265
    Accrued income taxes                                                       2,103              3,468
    Current portion of long-term debt                                            697                728
                                                                           ---------          ---------
        Total current liabilities                                             46,472             53,627

Noncurrent liabilities
    Long-term debt, less current portion                                       2,745              2,893
    Deferred income taxes                                                      5,422              4,005
    Retirement benefits                                                        3,848              5,929
                                                                           ---------          ---------
        Total noncurrent liabilities                                          12,015             12,827

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                              --                 --
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,436,857 and 16,392,244 shares issued and outstanding                   16                 16
    Treasury Stock, at cost (2,747 shares)                                       (57)               (57)
    Additional paid-in-capital                                                44,202             42,602
    Unearned compensation                                                     (1,010)              (957)
    Accumulated other comprehensive income (loss) --
          Foreign currency translation adjustments                            (6,203)            (5,224)
          Minimum pension liability                                             (308)              (670)
          Change in fair value of derivative financial instruments               158                 94
                                                                           ---------          ---------
                                                                              (6,353)            (5,800)
    Retained earnings                                                        108,886            104,367
        Total stockholders' equity                                           145,684            140,171
                                                                           ---------          ---------
        Total liabilities and stockholders' equity                         $ 204,171          $ 206,625
                                                                           =========          =========


See accompanying notes.

                CUNO INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             (dollars in thousands)

                                                                             THREE MONTHS ENDED
                                                                                 JANUARY 31,
                                                                           2002              2001
                                                                         --------          --------
OPERATING ACTIVITIES
   Net income                                                            $  4,519          $  3,828
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                         1,912             2,354
      Noncash compensation recognized under employee stock plans              201               250
      Gains on sales of property, plant and equipment                          (5)              (39)
      Pension costs (less than) in excess of funding                       (3,749)              236
      Deferred income taxes                                                 1,529                23
      Changes in operating assets and liabilities:
           Accounts receivable                                                588             1,744
           Inventories                                                        603              (552)
           Prepaid expenses and other current assets                         (788)             (192)
           Accounts payable and accrued expenses                           (1,837)           (3,039)
           Accrued income taxes                                            (1,478)               53
                                                                         --------          --------
Net cash provided by operating activities                                   1,495             4,666

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                     20                40
      Capital expenditures                                                 (3,217)           (2,424)
                                                                         --------          --------
Net cash used for investing activities                                     (3,197)           (2,384)

FINANCING ACTIVITIES
      Principal payments on long-term debt                                   (188)             (104)
      Net (repayments) borrowings under short-term bank loans                (760)            1,572
      Proceeds from stock options exercised                                   141                46
                                                                         --------          --------
Net cash (used for) provided by financing activities                         (807)            1,514

Effect of exchange rate changes on cash and cash equivalents                   43               133
                                                                         --------          --------
Net change in cash and cash equivalents                                    (2,466)            3,929
Cash and cash equivalents -- beginning of period                           25,628            13,814
                                                                         --------          --------
Cash and cash equivalents -- end of period                               $ 23,162          $ 17,743
                                                                         ========          ========


See accompanying notes.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended October 31, 2001.

NOTE 2 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

                                                                  JANUARY 31,           JANUARY 31,
                                                                     2002                  2001
                                                                 ------------          ------------
         NUMERATOR:

            Net income                                         $  4,519,000          $  3,828,000
                                                               ============          ============

         DENOMINATORS:

            Weighted average shares outstanding                  16,393,840            16,326,565
            Issued but unearned performance shares                       --                (1,219)
            Issued but unearned restricted shares                   (43,446)              (51,260)
                                                               ------------          ------------
            DENOMINATOR FOR BASIC EARNINGS PER SHARE             16,350,394            16,274,086
                                                               ============          ============

            Weighted average shares outstanding                  16,393,840            16,326,565
            Effect of dilutive employee stock options               401,873               337,118
                                                               ------------          ------------
            DENOMINATOR FOR DILUTED EARNINGS PER SHARE           16,795,713            16,663,683
                                                               ============          ============

         Basic earnings per share                              $       0.28          $       0.24
         Diluted earnings per share                            $       0.27          $       0.23

NOTE 3 - INVENTORIES

         Inventories consist of the following (amounts in thousands):

                                        JANUARY 31,     OCTOBER 31,
                                           2002           2001
                                        -----------     -----------

                  Raw materials           $ 9,768         $10,692
                  Work-in-process           2,951           2,868
                  Finished goods           10,944          11,030
                                          -------         -------
                                          $23,663         $24,590
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

NOTE 4 - COMPREHENSIVE INCOME

         Total comprehensive income was comprised of the following (amounts in thousands):

                                                        THREE MONTHS ENDED
                                                            JANUARY 31,
                                                      2002             2001
                                                     -------          -------
Net income                                           $ 4,519          $ 3,828
Other comprehensive income (loss):
   Change in minimum pension liability,
      net of deferred income taxes of $195               362
   Change in fair value of derivative
      financial instruments, net of deferred
      income taxes of $52                                 97               --
   Gains related to derivative financial
      instruments reclassified into earnings
      from other comprehensive income, net
      of $18 tax benefit                                 (33)
   Foreign currency translation adjustments             (979)           1,105
                                                     -------          -------
             Total comprehensive income              $ 3,966          $ 4,933
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

         Operating segment data includes the results of all subsidiaries, consistent with the management reporting of these operations. Financial information by geographic operating segments is summarized below (amounts in thousands):

                                         THREE MONTHS ENDED
                                             JANUARY 31,
                                       2002              2001
                                     --------          --------
NET SALES:
Europe                               $ 10,831          $  7,952
Japan                                   6,922             9,444
Asia/Pacific                            6,243             6,237
Latin America                           3,264             3,163
                                     --------          --------
    Subtotal - Foreign Sales           27,260            26,796
North America                          39,107            38,121
Intercompany sales                     (7,730)           (6,331)
                                     --------          --------
                                     $ 58,637          $ 58,586
                                     ========          ========



                                         THREE MONTHS ENDED
                                             JANUARY 31,
                                        2002             2001
                                      -------          -------
OPERATING INCOME:
North America                         $ 4,397          $ 3,404
Europe                                    527              302
Japan                                     406              881
Asia/Pacific                              906              934
Latin America                             621              514
                                      -------          -------
          Segment total                 6,857            6,035
                                      -------          -------
Interest expense                         (130)            (148)
Other, net                                171              111
                                      -------          -------
Income before income taxes            $ 6,898          $ 5,998
                                      =======          =======


Interest expense and other income (expense) have not been allocated to segments.

NOTE 6 - INTEREST AND OTHER INCOME (EXPENSE), NET

         Interest and other income (expense), net consisted of the following (amounts in thousands):

                                         THREE MONTHS ENDED
                                             JANUARY 31,
                                         2002           2001
                                        -----          -----
Interest income                         $ 198          $ 208
Exchange gains (losses)                    47            (75)
Gains on sales of property,
     plant, and equipment                   5             39
Other, net                                (79)           (61)
                                        -----          -----
                                        $ 171          $ 111
                                        =====          =====


NOTE 7 - NEWLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new statement, goodwill (and other intangible assets deemed to have indefinite lives) is no longer amortized but is subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

         The Company began applying the new rules on accounting for existing goodwill and other intangible assets beginning November 1, 2001 (first quarter of fiscal 2002). The following compares reported results for the three months ended January 31, 2001 to adjusted results as if the new statement was adopted effective November 1, 2000 (in thousands, except share amounts):

                                     REPORTED           ADJUSTED
                                       2001               2001
                                       ----               ----
Income before income taxes          $   5,998          $   6,327
Net income                          $   3,828          $   4,143

Basic earnings per share            $    0.24          $    0.25
Diluted earnings per share          $    0.23          $    0.25

         A reconciliation of reported net income to adjusted net income for the three months ended January 31, 2001 (amounts in thousands) follows:

Reported net income                                    $ 3,828
         Goodwill amortization                             329
         Tax effect of deductible goodwill                 (14)
                                                       -------
Adjusted net income                                    $ 4,143
                                                       =======

         The net carrying amount of goodwill as of January 31, 2001 is $26.2 million.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JANUARY 31, 2002 VS. THREE MONTH PERIOD ENDED JANUARY 31, 2001


NET SALES

         The Company had net sales of $58.6 million in the first quarter of fiscal 2002 - essentially flat over 2001's first quarter sales of $58.6 million. Had currency values been unchanged from the first quarter of 2001, net sales in the first quarter of 2002 would have been $2.2 million higher, or 3.8 percent greater overall.

         The following table displays the Company's sales by geographic segment (amounts in thousands):

                                     THREE MONTHS ENDED                 CURRENCY
                                         JANUARY 31,        PERCENT     ADJUSTED
                                     2002         2001       CHANGE      CHANGE
                                     ----         ----       ------      ------

North America                       $34,179      $32,915       3.8%        3.8%
Europe                                8,661        7,625      13.6%       16.1%
Japan                                 6,847        9,338     (26.7%)     (16.9%)
Asia/Pacific                          5,741        5,659       1.4%        6.7%
Latin America                         3,209        3,049       5.2%       30.3%
                                    -------      -------      ----        ----
             Total sales            $58,637      $58,586       0.1%        3.8%
                                    =======      =======      ====        ====


         North American sales increased 3.8 percent in the first quarter of 2002 as compared to the same quarter in 2001. Strong Healthcare and Potable Water market sales were responsible for all of the growth in North America during this time period. Sales in Europe increased 13.6 percent as compared to the same period in 2001, and were up 16.1 percent when expressed in local currency and was spread broadly across all markets. Sales in Japan were down 26.7 percent as compared to the same quarter last year, and were 16.9 percent lower when expressed in local currency. The deteriorating economy in Japan is largely responsible for the softening sales demand. Asia/Pacific sales were relatively flat quarter over quarter, however sales increased 6.7 percent excluding changes in currency values. The majority of the increase in Asia/Pacific is due to strong sales growth in Potable Water throughout the region. First quarter 2002 Latin American sales increased 5.2 percent as compared to the same period in 2001, but were up 30.3 percent when expressed in local currency. The large increase in local currency sales was supported by increased penetration of all markets.

         The following table displays the Company's sales by market (amounts in thousands):

                                THREE MONTHS ENDED                    CURRENCY
                                    JANUARY 31,          PERCENT      ADJUSTED
                                2002          2001        CHANGE       CHANGE
                                ----          ----        ------       ------

Potable Water                  $27,120       $25,198        7.6%         9.1%
Fluid Processing                15,149        18,807      (19.5%)      (14.7%)
Healthcare                      16,368        14,581       12.3%        18.4%
                               -------       -------       ----         ----
             Total sales       $58,637       $58,586        0.1%         3.8%
                               =======       =======       ====         ====


         The slowing economies in the US and certain international markets (primarily Japan) have impacted all of the Company's markets to some extent; however, Fluid Processing is the Company's most cyclical market and is most impacted by the economic slowdown. The strength in the Potable Water market was broad geographically, driven largely by strong overseas sales (up 27.1 percent in local currency) and steady sales growth in North America (up 5.9 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Healthcare sales increased both domestically and internationally and continue to benefit from a continued focus by management on competitively favorable product lines and market niches.

GROSS PROFIT

         The Company's gross profit increased $1.1 million to $26.2 million in the first quarter of 2002 from $25.1 million in the first quarter of 2001. Gross profit as a percentage of net sales (gross margin) increased during that same period from 42.8 percent in 2001 to 44.6 percent in 2002. The primary factor that contributed to the improved gross margin in 2002 was the market mix of sales (increased Healthcare sales which generally carry higher margins combined with decreased Fluid Processing sales which generally carry lower margins).

OPERATING EXPENSES

         Selling, general and administrative expenses (SG&A) were relatively flat (up 2.9%) reflecting the Company's focus on restraining discretionary spending. As further described in footnote 7, the 2002 results benefited by the elimination of goodwill amortization ($0.3 million in the first quarter of 2001) required by the adoption of FASB 142. Expense categories within SG&A reflected nominal increases or decreases consistent with the Company's cost-management strategy.

         Research, development and engineering expenses increased 5.0 percent to $3.4 million in the first quarter of 2002, reflecting the Company's continued focus on the development of new products and technologies. As a percentage of sales, research, development and engineering expenses were 5.8 percent of sales in the first quarter of fiscal 2002 compared to 5.6 percent of sales in the first quarter of fiscal 2001.

OPERATING INCOME

         As a result of the above, operating income increased $0.8 million, or
13.6 percent, to $6.9 million or 11.7 percent of sales in the first quarter of fiscal 2002 compared to $6.0 million or 10.3 percent of sales in the first quarter of 2001.

NON-OPERATING ACTIVITY

         Both interest income and interest expense were relatively flat in the first quarter of 2002 compared to the first quarter of 2001. See "Financial Position and Liquidity" below for further discussion of the Company's cash and debt structure. As disclosed in Note 6 to the condensed consolidated financial statements, other income (expenses) was relatively minor in both periods as no material activity occurred in either of the two periods.

INCOME TAXES

         The Company's effective income tax rate for the first quarter of 2002 was 34.5 percent compared to 36.2 percent in the first quarter of 2001. The decrease primarily reflects the recognition of certain tax planning initiatives, permanent tax benefits associated with the adoption of FASB 142 (see footnote
7), and a change in the mix of income attributed to the various countries in which the Company does business.

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

         Set forth below is selected key cash flow data (in thousands of dollars):

Source/(Use) of Cash                                       THREE MONTHS ENDED
                                                               JANUARY 31,
                                                          2002           2001
                                                          ----           ----
OPERATING ACTIVITIES:
Net cash provided by net income plus
depreciation,
     amortization and non-cash compensation              $ 6,632        $ 6,432
Pension costs (less than) in excess of funding            (3,749)           236
Accrued income taxes                                      (1,478)            53
Net cash provided by operating activities                  1,495          4,666

INVESTING ACTIVITIES:

Capital expenditures                                      (3,217)        (2,424)

FINANCING ACTIVITIES:

Net change in total debt                                    (948)         1,468

         The net cash provided by net income plus depreciation, amortization and non-cash compensation is an important measurement of cash generated from the earnings process. Net income plus depreciation, amortization and non-cash compensation of $6.6 million increased 3.1 percent in the first three months of 2002 as compared to the same period in 2001 reflecting the Company's increased gross profit, improved operating profit margin, and improved tax rate. The Company made an incremental $4.0 million contribution to its US pension plans in the first quarter of 2002 in order to bolster the funding and earnings capabilities of the Plans. The use of cash of $1.5 million related to accrued income taxes payable relates to increased profitability of the Company and the timing of Federal income taxes paid in the US.

         The increased rate of capital expenditures in 2002 primarily relates to the continued focus on expanding and modernizing manufacturing facilities around the globe.


OTHER MATTERS

ARGENTINE PESO DEVALUATION

         A significant devaluation in the Argentine peso took place in the Company's first quarter of 2002. The Company has a branch located in Argentina that accounted for less than 1% of consolidated net sales in 2001. Because this branch's operation is not material to the consolidated results, it has only a minimal impact on the Company's overall results of operations. See "Market Risk Disclosures" below.

MARKET RISK DISCLOSURES

         The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company utilizes forward foreign exchange contracts to hedge certain firm sales commitments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established US dollar prices) and other specific and identified exposures. The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year. Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. The Company generally does not hedge overseas sales denominated in foreign currencies or translation exposures. Further, the Company does not enter into financial instruments for speculation or trading purposes.

         There have been no material changes in the information reported in the Company's Form 10-K for the year ended October 31, 2001 under the "Market Risk Disclosures" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Exhibit 10 - Material Contracts

10.26    Employment Agreement - Frederick C. Flynn, Jr.
10.27    Employment Agreement - Thomas J. Hamlin

(b)      Reports on From 8-K

No reports were filed on Form 8-K during the quarter for which this 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CUNO INCORPORATED



Date     February 19, 2002
     -------------------------


By /s/ Frederick C. Flynn, Jr.
   ---------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer, and
Assistant Secretary

By /s/ William J. DeFrances
   ---------------------------
William J. DeFrances
Treasurer, Assistant Controller,
and Assistant Secretary