Form 10-Q
period 2002-04-30
CUNO INC
filed 2002-05-22
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002   Commission file number 000-21109


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

Common Stock,  .001 Par Value -- 16,542,359 shares as of April 30, 2002

                                CUNO INCORPORATED


                                                                                         Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income - Three months ended April 30, 2002
         and 2001                                                                         1

         Consolidated Statements of Income - Six months ended April 30, 2002 and
         2001                                                                             2

         Consolidated Balance Sheets - April 30, 2002 and October 31, 2001                3

         Consolidated Statements of Cash Flows - Six months ended April 30, 2002
         and 2001                                                                         4

         Notes to Unaudited Condensed Consolidated Financial Statements                   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                   10

Part II. Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders                   18
         Item 6.  Exhibits and Reports on Form 8-K                                       18


Signatures                                                                               19

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                  THREE MONTHS ENDED
                                                       APRIL 30,
                                                2002              2001
                                            -------------    -------------


Net sales                                    $     63,116     $     60,186
Less costs and expenses:
    Cost of products sold                          34,925           33,519
    Selling, general and administrative            16,150           16,057
    Goodwill amortization                              --              329
    Research, development and engineering           3,696            3,339
                                             ------------     ------------
                                                   54,771           53,244
                                             ------------     ------------

Operating income                                    8,345            6,942

Nonoperating income (expense):
    Interest expense                                 (111)            (121)
    Interest and other income, net                     27              266
                                             ------------     ------------
                                                      (84)             145
                                             ------------     ------------

Income before income taxes                          8,261            7,087

Income taxes                                        2,847            2,565

                                             ------------     ------------
Net income                                   $      5,414     $      4,522
                                             ============     ============


Basic earnings per common share              $       0.33     $       0.28

Diluted earnings per common share            $       0.32     $       0.27

Basic shares outstanding                       16,480,817       16,320,750

Diluted shares outstanding                     16,962,435       16,688,637


See accompanying notes.

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                        SIX MONTHS ENDED
                                                             APRIL 30,
                                                         2002             2001
                                                  ------------    -------------

Net sales                                         $    121,753     $    118,772
Less costs and expenses:
    Cost of products sold                               67,392           67,043
    Selling, general and administrative expenses        32,038           31,492
    Goodwill amortization                                   --              658
    Research, development and engineering                7,121            6,602
                                                  ------------     ------------
                                                       106,551          105,795
                                                  ------------     ------------

Operating income                                        15,202           12,977

Nonoperating income (expense):
    Interest expense                                      (241)            (269)
    Interest and other income, net                         198              377
                                                  ------------     ------------
                                                           (43)             108
                                                  ------------     ------------

Income before income taxes                              15,159           13,085

Provision for income taxes                               5,226            4,735

                                                  ------------     ------------
Net income                                        $      9,933     $      8,350
                                                  ============     ============


Basic earnings per common share                   $       0.61     $       0.51

Diluted earnings per common share                 $       0.59     $       0.50

Basic shares outstanding                            16,415,606       16,297,418

Diluted shares outstanding                          16,852,399       16,670,836


See accompanying notes.

                                CUNO INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)

                                                                      APRIL 30,    OCTOBER 31,
                                                                         2002         2001
                                                                      ---------    ----------
ASSETS
Current assets
    Cash and cash equivalents                                         $  25,040     $  25,628
    Accounts receivable, less allowances for
      doubtful accounts of $1,407 and $1,336, respectively               50,474        48,546
    Inventories                                                          24,534        24,590
    Deferred income taxes                                                 6,177         5,971
    Prepaid expenses and other current assets                             5,544         4,329
                                                                      ---------     ---------
        Total current assets                                            111,769       109,064

Noncurrent assets
    Deferred income taxes                                                 1,698         2,300
    Intangible assets, net                                               27,336        27,725
    Prepaid pension costs                                                 4,033            --
    Other noncurrent assets                                               1,520         1,941
    Property, plant and equipment, net                                   69,546        65,595
                                                                      ---------     ---------
        Total assets                                                  $ 215,902     $ 206,625
                                                                      =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                        $  11,516     $  13,266
    Accounts payable                                                     18,017        16,606
    Accrued payroll and related taxes                                     9,930        12,294
    Other accrued expenses                                                8,571         7,265
    Accrued income taxes                                                  1,536         3,468
    Current portion of long-term debt                                       713           728
                                                                      ---------     ---------
        Total current liabilities                                        50,283        53,627

Noncurrent liabilities
    Long-term debt, less current portion                                  2,000         2,893
    Deferred income taxes                                                 5,652         4,005
    Retirement benefits                                                   3,774         5,929
                                                                      ---------     ---------
        Total noncurrent liabilities                                     11,426        12,827

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                         --            --
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,542,359 and 16,392,244 shares issued and outstanding              17            16
    Treasury Stock, at cost (2,747 shares)                                  (57)          (57)
    Additional paid-in-capital                                           46,039        42,602
    Unearned compensation                                                  (857)         (957)
    Accumulated other comprehensive income (loss) --
          Foreign currency translation adjustments                       (5,072)       (5,224)
          Minimum pension liability                                        (308)         (670)
          Change in fair value of derivative financial instruments          131            94
                                                                      ---------     ---------
                                                                         (5,249)       (5,800)
    Retained earnings                                                   114,300       104,367
                                                                      ---------     ---------
        Total stockholders' equity                                      154,193       140,171
                                                                      ---------     ---------
        Total liabilities and stockholders' equity                    $ 215,902     $ 206,625
                                                                      =========     =========


See accompanying notes.

                                CUNO INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)


                                                                              SIX MONTHS ENDED
                                                                                  APRIL 30,
                                                                             2002           2001
                                                                             ----           ----
OPERATING ACTIVITIES
   Net income                                                              $  9,933     $  8,350
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                           3,913        4,489
      Noncash compensation recognized under employee stock plans                402          463
      Gains on sales of property, plant and equipment                           (15)         (40)
      Pension funding in excess of expense                                   (4,373)        (106)
      Deferred income taxes                                                   1,403         (173)
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                               (2,732)         995
           Inventories                                                            5       (2,645)
           Prepaid expenses and other current assets                           (655)        (903)
           Accounts payable and accrued expenses                              1,716        1,985
           Accrued income taxes                                              (1,328)        (974)
                                                                           --------     --------
Net cash provided by operating activities                                     8,269       11,441

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                       74           54
      Acquisition of companies, net of cash acquired                           (503)      (4,489)
      Capital expenditures                                                   (7,645)      (4,964)
                                                                           --------     --------
Net cash used for investing activities                                       (8,074)      (9,399)

FINANCING ACTIVITIES
      Principal payments on long-term debt                                     (921)        (845)
      Net (repayments) borrowings under short-term bank loans                (1,242)         363
      Proceeds from stock options exercised                                   1,184          401
                                                                           --------     --------
Net cash used for financing activities                                         (979)         (81)

Effect of exchange rate changes on cash and cash equivalents                    196         (211)
                                                                           --------     --------
Net change in cash and cash equivalents                                        (588)       1,750
Cash and cash equivalents -- beginning of period                             25,628       13,814
                                                                           --------     --------
Cash and cash equivalents -- end of period                                 $ 25,040     $ 15,564
                                                                           ========     ========


See accompanying notes.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2002

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

         CUNO Incorporated (the "Company" or "CUNO") designs, manufactures and markets a comprehensive line of filtration products for the separation, clarification and purification of liquids and gases. Our products, which include proprietary depth filters and semi-permeable membrane filters, are sold in the healthcare, fluid processing and potable water markets throughout the world.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended October 31, 2001.

NOTE 2 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

                                                APRIL 30,        APRIL 30,
                                                  2002              2001
                                                  ----              ----
 NUMERATOR:

Net income                                     $  5,414,000     $  4,522,000
                                               ============     ============

 DENOMINATORS:

Weighted average shares outstanding              16,520,621       16,369,726
 Issued but unearned performance shares                  --             (914)
  Issued but unearned restricted shares             (39,804)         (48,062)
                                               ------------     ------------
 DENOMINATOR FOR BASIC EARNINGS PER SHARE        16,480,817       16,320,750
                                               ============     ============

 Weighted average shares outstanding             16,520,621       16,369,726
 Effect of dilutive employee stock options          441,814          318,911
                                               ------------     ------------
 DENOMINATOR FOR DILUTED EARNINGS PER SHARE      16,962,435       16,688,637
                                               ============     ============

  Basic earnings per share                     $       0.33     $       0.28
  Diluted earnings per share                   $       0.32     $       0.27

         The following table sets forth the computation of basic and diluted earnings per share for the six months ended:

                                                 APRIL 30,        APRIL 30,
                                                   2002              2001
                                                   ----              ----
              NUMERATOR:

Net income                                     $  9,933,000     $  8,350,000
                                               ============     ============

 DENOMINATORS:

Weighted average shares outstanding              16,457,231       16,348,146
 Issued but unearned performance shares                  --           (1,067)
  Issued but unearned restricted shares             (41,625)         (49,661)
                                               ------------     ------------
 DENOMINATOR FOR BASIC EARNINGS PER SHARE        16,415,606       16,297,418
                                               ============     ============

 Weighted average shares outstanding             16,457,231       16,348,146
 Effect of dilutive employee stock options          395,168          322,690
                                               ------------     ------------
 DENOMINATOR FOR DILUTED EARNINGS PER SHARE      16,852,399       16,670,836
                                               ============     ============

  Basic earnings per share                     $       0.61     $       0.51
  Diluted earnings per share                   $       0.59     $       0.50


         During the first six months of fiscal 2002, 106,923 stock options were exercised (net of shares used to pay individual taxes) providing $1,184,000 in net cash proceeds to the Company.

NOTE 3 - INVENTORIES

         Inventories consist of the following (amounts in thousands):

                  APRIL 30, OCTOBER 31,
                    2002       2001
                   -------    -------

Raw materials      $10,430    $10,692
Work-in-process      2,912      2,868
Finished goods      11,192     11,030
                   -------    -------
                   $24,534    $24,590
                   =======    =======

         Inventories are stated at the lower of cost or market. Inventories in the United States are valued primarily by the last-in, first-out (LIFO) cost method. The primary method used for all other inventories is first-in, first-out
(FIFO). An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on our estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE 4 - COMPREHENSIVE INCOME

         Total comprehensive income was comprised of the following (amounts in thousands):

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      APRIL 30,                 APRIL 30,
                                                  2002           2001        2002        2001
                                                  ----           ----        ----        ----

Net income                                      $  5,414     $  4,522     $  9,933     $  8,350
Other comprehensive income (loss):
   Change in minimum pension liability,
      net of deferred income taxes of $195            --           --          362           --
   Change in fair value of derivative
      financial instruments, net of deferred
      income taxes of  $8, $64, $44, and $64         (15)          89           82           89
   Gains related to derivative financial
      instruments reclassified into earnings
      from other comprehensive income, net
      of $7 and $25 tax benefit                      (12)          --          (45)          --
   Foreign currency translation adjustments        1,131       (1,894)         152         (789)
                                                --------     --------     --------     --------
             Total comprehensive income         $  6,518     $  2,717     $ 10,484     $  7,650
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

         Operating segment data includes the results of all subsidiaries, consistent with the management reporting of these operations. Financial information by geographic operating segments is summarized below (amounts in thousands):


                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                       APRIL 30,                    APRIL 30,
                                   2002         2001            2002          2001
                                   ----         ----            ----          ----
NET SALES:
Europe                          $  12,106     $  11,508     $  22,937     $  20,373
Japan                               7,616         9,087        14,538        18,531
Asia/Pacific                        6,919         6,462        13,162        12,699
Latin America                       3,091         3,045         6,355         6,208
                                ---------     ---------     ---------     ---------
    Subtotal - Foreign Sales       29,732        30,102        56,992        57,811
North America                      42,473        38,867        81,580        76,989
Intercompany sales                 (9,089)       (8,783)      (16,819)      (16,028)
                                ---------     ---------     ---------     ---------
                                $  63,116     $  60,186     $ 121,753     $ 118,772
                                =========     =========     =========     =========

                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                     APRIL 30,                 APRIL 30,
                                 2002         2001         2002          2001
                                 ----         ----         ----          ----
OPERATING INCOME:
North America                 $  5,526     $  4,061     $  9,923     $  7,467
Europe                             774          622        1,301          923
Japan                              646          842        1,052        1,723
Asia/Pacific                       912          948        1,818        1,881
Latin America                      487          469        1,108          983
                              --------     --------     --------     --------

          Segment total          8,345        6,942       15,202       12,977
                              --------     --------     --------     --------
Interest expense                  (111)        (121)        (241)        (269)
Other, net                          27          266          198          377
                              --------     --------     --------     --------
Income before income taxes    $  8,261     $  7,087     $ 15,159     $ 13,085
                              ========     ========     ========     ========


Interest expense and other income (expense) have not been allocated to segments.

NOTE 6 - INTEREST AND OTHER INCOME (EXPENSE), NET

         Interest and other income (expense), net consisted of the following (amounts in thousands):

                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                   APRIL 30,           APRIL 30,
                                2002      2001      2002     2001
                                ----      ----      ----     ----

Interest income                $ 133     $ 179     $ 331     $ 387
Exchange gains (losses)          (88)      109       (41)       34
Gains on sales of property,
     plant, and equipment         10         1        15        40
Other, net                       (28)      (23)     (107)      (84)
                               -----     -----     -----     -----
                               $  27     $ 266     $ 198     $ 377
                               =====     =====     =====     =====



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

         We began applying the new rules on accounting for existing goodwill and other intangible assets beginning November 1, 2001. The following compares reported results to adjusted results as if the new statement was adopted effective November 1, 2000 (in thousands, except share amounts):

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      APRIL 30,                  APRIL 30,
                              REPORTED        ADJUSTED   REPORTED       ADJUSTED
                                2001            2001       2001           2001
                                ----            ----       ----           ----

Income before income taxes    $    7,087   $    7,416   $   13,085    $   13,743
Net income                    $    4,522   $    4,837   $    8,350    $    8,980

Basic earnings per share      $     0.28   $     0.30   $     0.51    $     0.55
Diluted earnings per share    $     0.27   $     0.29   $     0.50    $     0.54



         A reconciliation of reported net income to adjusted net income (amounts in thousands) follows:

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     APRIL 30, 2001           APRIL 30, 2001
Reported net income                                      $ 4,522                $ 8,350
         Goodwill amortization                               329                    658
         Tax effect of deductible goodwill                   (14)                   (28)
                                                         -------                -------
Adjusted net income                                      $ 4,837                $ 8,980
                                                         =======                =======

         The net carrying amount of goodwill as of April 30, 2002 is $26.7 million.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed. We will adopt the statement in fiscal year 2003, which begins November 1, 2002. We are currently assessing the impact of this new standard on our consolidated financial statements.

NOTE 8 - CONTINGENCIES

         The Company is subject to various legal actions, governmental audits, and proceedings relating to various matters incidental to its business including product liability and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with our counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred is not expected to materially affect the consolidated financial position, cash flows or results of operations of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED APRIL 30, 2002 VS. THREE MONTH PERIOD ENDED APRIL 30, 2001

NET SALES

         Net sales were $63.1 million in the second quarter of fiscal 2002 representing a 4.9 percent increase over 2001's second quarter sales of $60.2 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the second quarter of 2001, net sales in the second quarter of 2002 would have been $1.4 million higher, or 7.1 percent greater overall.

         The following table displays the Company's sales by geographic segment (amounts in thousands):

                            THREE MONTHS ENDED             CURRENCY
                                   APRIL 30,     PERCENT   ADJUSTED
                              2002       2001     CHANGE    CHANGE
                              ----       ----     ------    ------

North America               $36,858    $32,951    11.9%     11.9%
Europe                        9,603      9,515     0.9%      4.1%
Japan                         7,538      8,987    (16.1%)   (8.5%)
Asia/Pacific                  6,189      5,784     7.0%      7.2%
Latin America                 2,928      2,949    (0.7%)    11.6%
                            -------    -------   -------    ------
             Total sales    $63,116    $60,186     4.9%      7.1%
                            =======    =======   =======    ======


         North American sales increased 11.9 percent in the second quarter of 2002 as compared to the same quarter in 2001. Strong Healthcare and Potable Water market sales were responsible for all of the growth in North America during this time period. The Water Group (which addresses the potable water market) continues to record strong sales of its series of filters designed for customers who serve various channels of distribution with final sales to US residential consumers. Europe increased 0.9 percent as compared to the same period in 2001, and was up 4.1 percent when expressed in local currency. Healthcare sales were particularly strong in the quarter reflecting greater demand in the pharmaceutical industry. Sales in Japan were down 16.1 percent as compared to the same quarter last year, and were 8.5 percent lower when expressed in local currency. The poor economy in Japan is largely responsible for the lower sales demand. It is still unclear when the overall Japanese economy, and more specifically certain segments in which we compete, will significantly improve. Asia/Pacific sales were up 7.0 percent and increased 7.2 percent excluding changes in currency values. The majority of the increase in Asia/Pacific is due to strong sales growth in Potable Water throughout the region, in particular, residential products in Australia. First quarter 2002 Latin American sales were relatively flat, but were up 11.6 percent when expressed in local currency despite the economic troubles in Argentina (see "Argentina Peso Devaluation" in the "Other Matters" section below for a discussion of our exposure to Argentina). The large increase in local currency sales was supported by increased sales to the food and beverage industry which supports such products as beer, wine, soft drinks, and bottled water.

         The following table displays the Company's sales by market (amounts in thousands):

                           THREE MONTHS ENDED               CURRENCY
                                 APRIL 30,       PERCENT    ADJUSTED
                             2002        2001     CHANGE    CHANGE
                             ----        ----     ------    ------

Potable Water               $29,541    $25,909    14.0%     14.5%
Fluid Processing             16,499     18,148    (9.1%)    (5.7%)
Healthcare                   17,076     16,129     5.9%      9.7%
                            -------    -------    ------    ------
             Total sales    $63,116    $60,186     4.9%      7.1%
                            =======    =======    ======    ======



         The slowing economies in the US and certain international markets (primarily Japan) have impacted all of our markets to some extent; however, Fluid Processing is the Company's most cyclical market and is most impacted by the economic slowdown. The strength in the Potable Water market was broad geographically, driven largely by strong overseas sales (up 9.5 percent in local currency) and strong sales growth in North America (up 15.5 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Healthcare sales increased both domestically and internationally and continue to benefit from a continued focus by management on competitively favorable product lines and market niches.

GROSS PROFIT

         Gross profit increased $1.5 million to $28.2 million in the second quarter of 2002 from $26.7 million in the second quarter of 2001. Gross profit as a percentage of net sales (gross margin) increased during that same period from 44.3 percent in 2001 to 44.7 percent in 2002. The primary factor that contributed to the improved gross margin in 2002 was the market mix of sales (increased Healthcare sales which generally carry higher margins combined with decreased Fluid Processing sales which generally carry lower margins).

OPERATING EXPENSES

         Selling, general and administrative expenses (SG&A) were up 0.6% reflecting our continued focus on restraining discretionary spending. As further described in Note 7, the 2002 results benefited by the elimination of goodwill amortization ($0.3 million in the second quarter of 2001) required by the adoption of FASB 142. Expense categories within SG&A reflected nominal increases or decreases consistent with our cost-management strategy.
         Research, development and engineering expenses increased 10.7 percent to $3.7 million in the second quarter of 2002, reflecting our continued focus on the development of new products and technologies. As a percentage of sales, research, development and engineering expenses were 5.9 percent of sales in the second quarter of fiscal 2002 compared to 5.5 percent of sales in the second quarter of fiscal 2001.

OPERATING INCOME

         As a result of the above, operating income increased $1.4 million, or
20.2 percent, to $8.3 million or 13.2 percent of sales in the second quarter of fiscal 2002 compared to $6.9 million or 11.5 percent of sales in the second quarter of 2001.

NON-OPERATING ACTIVITY

         Interest expense was relatively flat in the second quarter of 2002 compared to the second quarter of 2001. See "Financial Position and Liquidity" below for further discussion of the Company's cash and debt structure. As disclosed in Note 6 to the condensed consolidated financial statements, other income (expenses) in 2002 includes a foreign exchange loss of $0.1 million which is primarily attributed to the devaluation of the peso in Argentina. See "Argentine Peso Devaluation" below for a discussion of our exposure in Argentina. Interest income was down due to lower average interest rates in 2002, partially offset by higher average net investment levels.

INCOME TAXES

         The Company's effective income tax rate for the second quarter of 2002 was 34.5 percent compared to 36.2 percent in the second quarter of 2001. The decrease primarily reflects the recognition of certain tax planning initiatives, permanent tax benefits associated with the adoption of FASB 142 (see Note 7), and a change in the mix of income attributed to the various countries in which the Company does business.

SIX MONTH PERIOD ENDED APRIL 30, 2002 VS. SIX MONTH PERIOD ENDED APRIL 30, 2001


NET SALES

         Net sales were $121.8 million in the first six months of fiscal 2002 representing a 2.5 percent increase over 2001's comparable sales of $118.8 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first six months of 2001, net sales in 2002 would have been $3.5 million higher, or 5.5 percent greater overall.

         The following table displays the Company's sales by geographic segment (amounts in thousands):

                              SIX MONTHS ENDED               CURRENCY
                                   APRIL 30,        PERCENT  ADJUSTED
                              2002         2001     CHANGE    CHANGE
                              ----         ----     ------    ------

North America               $ 71,035    $ 65,866     7.8%      7.8%
Europe                        18,265      17,140     6.6%      9.4%
Japan                         14,385      18,325   (21.5%)   (12.8%)
Asia/Pacific                  11,930      11,443     4.3%      7.0%
Latin America                  6,138       5,998     2.3%     21.1%
                            --------    --------   -----     -----
             Total sales    $121,753    $118,772     2.5%      5.5%
                            ========    ========   =====     =====


         North American sales increased 7.8 percent in the first six months of 2002 as compared to the same period in 2001. Strong Healthcare and Potable Water market sales were responsible for all of the growth in North America during this time period. The Water Group (which addresses the potable water market) continues to record strong sales of its series of filters designed for customers who serve various channels of distribution with final sales to US residential consumers. Sales in Europe increased 6.6 percent as compared to the same period in 2001, and were up 9.4 percent when expressed in local currency. Healthcare sales, particularly to the pharmaceutical industry, increased during the period. Sales in Japan were down 21.5 percent as compared to the same period last year, and were 12.8 percent lower when expressed in local currency. The weak economy in Japan is largely responsible for the depressed sales demand. Asia/Pacific sales experienced modest growth period over period; however, sales increased 7.0 percent excluding changes in currency values. The majority of the increase in Asia/Pacific is due to strong sales growth in Potable Water throughout the region. Despite the economic troubles in Argentina (see "Argentina Peso Devaluation" in the "Other Matters" section below for a discussion of our exposure to Argentina), Latin American sales increased 2.3 percent as compared to the same period in 2001, but were up 21.1 percent when expressed in local currency. The large increase in local currency sales was supported by increased penetration of all markets, with particular strength in the food and beverage industry which supports such products as beer, wine, soft drinks, and bottled water.

         The following table displays the Company's sales by market (amounts in thousands):

                              SIX MONTHS ENDED              CURRENCY
                                   APRIL 30,       PERCENT   ADJUSTED
                              2002        2001     CHANGE    CHANGE
                              ----        ----     ------    ------

Potable Water               $ 56,661    $ 51,107    10.9%     11.8%
Fluid Processing              31,648      36,955    (14.4%)   (10.3%)
Healthcare                    33,444      30,710     8.9%     13.9%
                            --------    --------    -------   -------
             Total sales    $121,753    $118,772     2.5%      5.5%
                            ========    ========    =======   =======


         The weak economies in the US and certain international markets (primarily Japan) have impacted all of our markets to some extent; however, Fluid Processing is the Company's most cyclical market and is most impacted by the economic slowdown. The strength in the Potable Water market was broad geographically, driven largely by strong overseas sales (up 17.7 percent in local currency) and steady sales growth in North America (up 10.7 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Healthcare sales increased both domestically and internationally and continue to benefit from the ongoing focus by management on competitively favorable product lines and market niches.

GROSS PROFIT

         Gross profit increased $2.6 million to $54.4 million in the first six months of 2002 from $51.7 million in the first six months of 2001. Gross profit as a percentage of net sales (gross margin) increased during that same period from 43.6 percent in 2001 to 44.6 percent in 2002. The primary factor that contributed to the improved gross margin in 2002 was the market mix of sales (increased Healthcare sales which generally carry higher margins combined with decreased Fluid Processing sales which generally carry lower margins).

OPERATING EXPENSES

         Selling, general and administrative expenses (SG&A) were relatively flat (up 1.7%) reflecting our continued focus on restraining discretionary spending. As further described in Note 7, the 2002 results benefited by the elimination of goodwill amortization ($0.7 million in the first six months of 2001) required by the adoption of FASB 142. Expense categories within SG&A reflected nominal increases or decreases consistent with our cost-management strategy.
         Research, development and engineering expenses increased 7.9 percent to $7.1 million in the first six months of 2002, reflecting our continued focus on the development of new products and technologies. As a percentage of sales, research, development and engineering expenses were 5.8 percent of sales in the first six months of fiscal 2002 compared to 5.6 percent of sales in the first six months of fiscal 2001.

OPERATING INCOME

         As a result of the above, operating income increased $2.2 million, or
17.1 percent, to $15.2 million or 12.5 percent of sales in the first six months of fiscal 2002 compared to $13.0 million or 10.9 percent of sales in the first six months of 2001.

NON-OPERATING ACTIVITY

         Interest expense was relatively flat in the first six months of 2002 compared to the first six months of 2001. See "Financial Position and Liquidity" below for further discussion of the Company's cash and debt structure. Interest income was down due to lower average interest rates in 2002, partially offset by higher average net investment levels.

INCOME TAXES

         The Company's effective income tax rate for the first six months of 2002 was 34.5 percent compared to 36.2 percent in the first six months of 2001. The decrease primarily reflects the recognition of certain tax planning initiatives, permanent tax benefits associated with the adoption of FASB 142 (see Note 7), and a change in the mix of income attributed to the various countries in which the Company does business.

FINANCIAL POSITION AND LIQUIDITY

         We assess liquidity in terms of the Company's ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, capital expenditure levels, and adequate bank financing alternatives.

         We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents position ($25.0 million at April 30, 2002) and available sources of liquidity (approximately $26.3 million of available, uncommitted, unused worldwide short-term lines of credit) are sufficient to meet current and anticipated requirements for the foreseeable future. We do not rely on commercial paper or off-balance sheet financing arrangements for our liquidity needs.

         In March 2002, we closed on a $12 million committed unsecured credit facility that renews annually. Borrowings under this facility are subject to various financial covenants and bear interest at a floating interim rate based upon LIBOR. There were no borrowings outstanding under this facility at April 30, 2002.

         We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through additional uses for existing products. Our efforts are spread across the various markets in which we compete, with particular emphasis on new products and technologies in Healthcare and the improvement in design and function of products within Potable Water. We consider R&D and the development of new products and technologies an integral part of our growth strategy and a core competence of the Company.

         Likewise, we continue to invest in capital expenditures in order to expand and modernize manufacturing facilities around the globe. We are currently expanding manufacturing lines in Brazil and China in order to meet product demands around the globe. In addition, new manufacturing lines and processes are being installed in the US to benefit the Water Group, Fluid Processing, and Healthcare operations.

         Set forth below is selected cash flow data (in thousands of dollars):

Source/(Use) of Cash                                  SIX MONTHS ENDED
                                                          APRIL 30,
                                                    2002            2001
                                                    ----            ----
OPERATING ACTIVITIES:
Net cash provided by net income plus
  depreciation, Amortization and non-cash
  compensation                                    $ 14,248     $ 13,302
Pension funding in excess of expense                (4,373)        (106)
Accounts receivable                                 (2,732)         995
Inventory                                                5       (2,645)
Net cash provided by operating activities            8,269       11,441

INVESTING ACTIVITIES:
Capital expenditures                                (7,645)      (4,964)
Acquisition of companies, net of cash acquired        (503)      (4,489)

FINANCING ACTIVITIES:
Net change in total debt                            (2,163)        (482)
Proceeds from stock options exercised                1,184          401

         The net cash provided by net income plus depreciation, amortization and non-cash compensation is an important measurement of cash generated from the earnings process. Net income plus depreciation, amortization and non-cash compensation of $14.2 million increased 7.1 percent in the first six months of 2002 as compared to the same period in 2001 reflecting our increased sales, gross profit, improved operating profit margin, and improved tax rate. We made an incremental $4.0 million contribution to our US pension plans in the first quarter of 2002 to bolster the funding and earnings capabilities of the plans. The use of cash for accounts receivable (accounts receivable up 4.0 percent) in 2002 reflects the increased level of sales during the period. The increase in inventory during the first six months of 2001 primarily related to the timing of certain sales shipments.

         The increased rate of capital expenditures in 2002 primarily relates to the continued focus on expanding and modernizing manufacturing facilities around the globe. More specifically, we are currently expanding manufacturing lines in Brazil and China. In addition, new manufacturing lines and processes are being installed in the US to benefit the Water Group, Fluid Processing, and Healthcare operations. In the second quarter of fiscal 2002, we completed a product line acquisition in Australia for $0.5 million. In the second quarter of 2001, we closed on two acquisitions - a product line in Australia and a distributor in Europe for a total of $4.5 million. These acquisitions did not have a material effect on the Company's historical financial statements nor pro forma operating results.

         Due in part to our increased stock price, during the first six months of fiscal 2002, 106,923 stock options were exercised (net of shares used to pay individual taxes) providing $1,184,000 in net cash proceeds.

OTHER MATTERS

ARGENTINE PESO DEVALUATION

         A significant devaluation in the Argentine peso took place in our first quarter of 2002. We have a branch located in Argentina that accounted for less than 1% of consolidated net sales in 2001. Because this branch's operation is not material to our consolidated results, it has only a minimal impact on our overall results of operations. See "Market Risk Disclosures" below.

WAR ON TERRORISM AND ITS IMPACT ON CUNO

         Other than the general economic downturn, the terrorist attacks on September 11, 2001 did not materially impact our business. Going forward, our exposure in the Middle East is very limited - fiscal 2001 sales were less than 2 percent of total worldwide sales and we have no fixed assets in the region.

         Partly as a result of the terrorist attacks, the cost of insurance has risen substantially and the availability of insurance has become more restrictive. We maintain insurance coverage with such deductibles and self-insurance as considered adequate for our needs. Such coverage reflects market conditions (including cost and availability) existing at the time it is written and the relationship of insurance coverage to self-insurance varies accordingly. We consider the impact of these changes as we continually assess the best way to provide for our insurance needs now and in the future.

ESTIMATES AND ASSUMPTIONS

         In preparing financial information, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, employee benefits, contingencies and asset valuation allowances (including those for bad debts and allowances for deferred income tax assets). For example, in determining annual pension costs, we must estimate future rates of return on plan assets and future compensation rates. We are also subject to various risks and uncertainties that may cause actual results to differ from estimated results, such as changes in the industry, overall economy, competition, foreign exchange rates, litigation, and legislation.

MARKET RISK DISCLOSURES

         The overall objective of our financial risk management program is to seek a reduction in the potential negative earnings effects from changes in foreign exchange and interest rates arising from business activities. We manage these financial exposures through operational means and by utilizing available financial instruments. Practices may change as economic conditions change.

Foreign Currency Risk
         Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We utilize forward foreign exchange contracts to hedge specific exposures relating to intercompany payments, certain firm sales commitments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established US dollar prices) and other specific and identified exposures. The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.

         Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. All of our foreign exchange contracts are accounted for at fair value based on readily available market price quotations. We generally do not hedge overseas sales denominated in foreign currencies or translation exposures. Further, we do not enter into financial instruments for speculation or trading purposes.

         We utilize bank loans and other debt instruments throughout our worldwide operations. To mitigate foreign currency risk, such debt is generally denominated in the underlying local currency of the affiliate. In certain limited and specific circumstances, we will manage risk by denominating a portion of debt outstanding in a currency other than the local currency.

Contractual Obligations and Commercial Commitments

         Below is a table detailing, by maturity date, our Contractual Obligations and Commercial Commitments as of October 31, 2001 (amounts in millions):

       OBLIGATIONS AND
         COMMITMENTS                2002    2003     2004     2005     2006     THEREAFTER
         -----------                ----    ----     ----     ----     ----     ----------
         Bank loans                 $13.3   $ --     $ --     $ --     $ --       $ --
         Long-term debt               0.7    0.8      0.8      0.2      0.2        0.9
         Operating leases             2.1    1.8      1.5      1.5      1.5         --
                           ---------------------------------------------------------------
                  Total             $16.1   $2.6     $2.3     $1.7     $1.7       $0.9

         There have been no material changes in the information reported in the Company's Form 10-K for the year ended October 31, 2001 under the "Market Risk Disclosures" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING INFORMATION

         The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Also, we want to provide stockholders and investors with more meaningful and useful information and therefore, this quarterly report describes our beliefs regarding business conditions and the outlook for the Company, which reflects currently available information. These forward looking statements are subject to risks and uncertainties which, as described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended October 31, 2001, could cause the Company's actual results or performance to differ materially from those expressed herein. We assume no obligation to update the information contained in this quarterly report.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  We held our annual meeting of Stockholders on March 27, 2002.

(b) The following individuals were nominated and elected to serve a term of three years as Directors:
          Mr. Frederick C. Flynn, Jr.
          Mr. C. Edward Midgley

(c)  The stockholders voted on the following matters:

     1. Election of Directors -- the voting results for each nominee, all of whom were reelected, are as follows:

          Name                           Votes For     Votes Withheld   Not Voted

          Mr. Frederick C. Flynn, Jr.    14,739,238       124,810       1,576,452
          Mr. C. Edward Midgley          14,702,036       162,012       1,576,452

         2. A proposal for the re-approval of the performance goals in the Executive Management Incentive Plan was approved by a count of 13,125,308 votes for, 1,678,259 votes against, 60,481 votes abstaining, and 1,576,452 shares not voted.

         3. A proposal for the appointment of Ernst & Young LLP as independent auditors was approved by a count of 14,679,372 votes for, 135,525 votes against, 49,151 votes abstaining, 1,576,452 shares not voted.


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



Date     May 22, 2002
     -----------------


By /s/ Frederick C. Flynn, Jr.
   ---------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer,
Controller, and Assistant Secretary

By /s/ William J. DeFrances
  ----------------------------
William J. DeFrances
Treasurer, Assistant Controller,
and Assistant Secretary