Form 10-Q
period 2002-07-31
CUNO INC
filed 2002-08-21
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002    Commission file number 000-21109
                                                                       ---------


                                CUNO INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       06-1159240
------------------------------------------  ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

400 Research Parkway, Meriden, Connecticut                 06450
------------------------------------------  ------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value -- 16,570,986 shares as of July 31, 2002

                                CUNO INCORPORATED


                                                                            Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income - Three months ended
         July 31, 2002 and 2001                                               1

         Consolidated Statements of Income - Nine months ended
         July 31, 2002 and 2001                                               2

         Consolidated Balance Sheets - July 31, 2002 and
         October 31, 2001                                                     3

         Consolidated Statements of Cash Flows - Nine months
         ended July 31, 2002 and 2001                                         4

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                           5

         Independent Accountants' Review Report                              10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    20

Signatures                                                                   21

                                CUNO INCORPORATED
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                     THREE MONTHS ENDED
                                                          JULY 31,
                                                   2002               2001
                                               ------------       ------------
Net sales                                      $     68,932       $     63,441
Less costs and expenses:
    Cost of products sold                            37,920             35,154
    Selling, general and administrative              17,186             15,787
    Goodwill amortization                                --                329
    Research, development and engineering             3,729              3,545
                                               ------------       ------------
                                                     58,835             54,815
                                               ------------       ------------

Operating income                                     10,097              8,626

Nonoperating income (expense):
    Interest expense                                    (94)              (145)
    Interest and other income, net                       31                306
                                               ------------       ------------
                                                        (63)               161
                                               ------------       ------------

Income before income taxes                           10,034              8,787

Income taxes                                          3,405              3,083
                                               ------------       ------------
Net income                                     $      6,629       $      5,704
                                               ============       ============
Basic earnings per common share                $       0.40       $       0.35

Diluted earnings per common share              $       0.39       $       0.34

Basic shares outstanding                         16,525,092         16,313,943

Diluted shares outstanding                       16,958,674         16,722,906

See accompanying notes.

                                CUNO INCORPORATED
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                         NINE MONTHS ENDED
                                                              JULY 31,
                                                        2002           2001
                                                    ------------   ------------
Net sales                                           $    190,685   $    182,213
Less costs and expenses:
    Cost of products sold                                105,312        102,197
    Selling, general and administrative expenses          49,224         47,279
    Goodwill amortization                                     --            987
    Research, development and engineering                 10,850         10,147
                                                    ------------   ------------
                                                         165,386        160,610
                                                    ------------   ------------

Operating income                                          25,299         21,603

Nonoperating income (expense):
    Interest expense                                        (335)          (414)
    Interest and other income, net                           229            683
                                                    ------------   ------------
                                                            (106)           269
                                                    ------------   ------------

Income before income taxes                                25,193         21,872

Provision for income taxes                                 8,631          7,818
                                                    ------------   ------------
Net income                                          $     16,562   $     14,054
                                                    ============   ============

Basic earnings per common share                     $       1.01   $       0.86

Diluted earnings per common share                   $       0.98   $       0.84

Basic shares outstanding                              16,449,402     16,302,926

Diluted shares outstanding                            16,877,245     16,686,552

See accompanying notes.

                                CUNO INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)

                                                          JULY 31,   OCTOBER 31,
                                                           2002          2001
                                                         --------    ----------
ASSETS
Current assets
    Cash and cash equivalents                            $ 34,595    $   25,628
    Accounts receivable, less allowances for doubtful
      accounts of $1,542 and $1,336, respectively          51,830        48,546
    Inventories                                            24,660        24,590
    Deferred income taxes                                   7,348         5,971
    Prepaid expenses and other current assets               6,182         4,329
                                                         --------    ----------
        Total current assets                              124,615       109,064

Noncurrent assets
    Deferred income taxes                                   1,634         2,300
    Intangible assets, net                                 27,727        27,725
    Prepaid pension costs                                   3,909            --
    Other noncurrent assets                                 1,666         1,941
    Property, plant and equipment, net                     71,909        65,595
                                                         --------    ----------
        Total assets                                     $231,460    $  206,625
                                                         ========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Bank loans                                           $ 13,535    $   13,266
    Accounts payable                                       20,663        16,606
    Accrued payroll and related taxes                      12,752        12,294
    Other accrued expenses                                  8,699         7,265
    Accrued income taxes                                    3,086         3,468
    Current portion of long-term debt                         714           728
                                                         --------    ----------
        Total current liabilities                          59,449        53,627

Noncurrent liabilities
    Long-term debt, less current portion                    2,021         2,893
    Deferred income taxes                                   5,510         4,005
    Retirement benefits                                     3,932         5,929
                                                         --------    ----------
        Total noncurrent liabilities                       11,463        12,827

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                           --            --
    Common Stock, $.001 par value; 50,000,000 shares
        authorized, 16,570,986 and 16,392,244 shares
        issued and outstanding                                 17            16
    Treasury Stock, at cost (2,747 shares)                    (57)          (57)
    Additional paid-in-capital                             46,467        42,602
    Unearned compensation                                    (704)         (957)
    Accumulated other comprehensive income (loss) --
          Foreign currency translation adjustments         (5,712)       (5,224)
          Minimum pension liability                          (308)         (670)
          Change in fair value of derivative
            financial instruments                             (84)           94
                                                         --------    ----------
                                                           (6,104)       (5,800)
    Retained earnings                                     120,929       104,367
                                                         --------    ----------
        Total stockholders' equity                        160,548       140,171
                                                         --------    ----------
        Total liabilities and stockholders' equity       $231,460    $  206,625
                                                         ========    ==========


See accompanying notes.

                                CUNO INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                            NINE MONTHS ENDED
                                                                JULY 31,
                                                            2002        2001
                                                          --------    --------
OPERATING ACTIVITIES
   Net income                                             $ 16,562    $ 14,054
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                          5,984       6,827
      Noncash compensation recognized under
        employee stock plans                                   603         706
      Gains on sales of property, plant and
        equipment                                              (16)        (57)
      Pension funding in excess of expense                  (4,290)       (348)
      Deferred income taxes                                    365        (272)
      Changes in operating assets and liabilities,
        net of acquisitions:
           Accounts receivable                              (2,827)      1,998
           Inventories                                        (671)     (1,617)
           Prepaid expenses and other current
             assets                                         (1,579)       (647)
           Accounts payable and accrued expenses             6,269         249
           Accrued income taxes                                259      (1,434)
                                                          --------    --------
Net cash provided by operating activities                   20,659      19,459

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and
        equipment                                               80          74
      Acquisition of companies, net of cash
        acquired                                              (503)     (4,489)
      Capital expenditures                                 (12,236)     (7,771)
                                                          --------    --------
Net cash used for investing activities                     (12,659)    (12,186)

FINANCING ACTIVITIES
      Principal payments on long-term debt                    (921)       (862)
      Net borrowings (repayments) under short-term
        bank loans                                             122         (88)
      Acquisition of Treasury Stock                             --         (57)
      Proceeds from stock options exercised                  1,564         497
                                                          --------    --------
Net cash provided by (used for) financing
  activities                                                   765        (510)

Effect of exchange rate changes on cash and cash
  equivalents                                                  202        (326)
                                                          --------    --------
Net change in cash and cash equivalents                      8,967       6,437
Cash and cash equivalents -- beginning of period            25,628      13,814
                                                          --------    --------
Cash and cash equivalents -- end of period                $ 34,595    $ 20,251
                                                          ========    ========

See accompanying notes.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2002

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

      CUNO Incorporated (the "Company", "CUNO", or "we") designs, manufactures and markets a comprehensive line of filtration products for the separation, clarification and purification of liquids and gases. Our products, which include proprietary depth filters and semi-permeable membrane filters, are sold in the potable water, healthcare and fluid processing markets throughout the world.

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

NOTE 2 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per common share for the three months ended:

                                                 JULY 31,        JULY 31,
                                                   2002            2001
                                               ------------    ------------
NUMERATOR:
  Net income                                   $  6,629,000    $  5,704,000
                                               ============    ============

DENOMINATORS:

   Weighted average shares outstanding           16,556,206      16,386,821
   Issued but unearned performance shares                --            (609)

   Issued but unearned restricted shares            (31,114)        (72,269)
                                               ------------    ------------

DENOMINATOR FOR BASIC EARNINGS PER SHARE         16,525,092      16,313,943
                                               ============    ============

   Weighted average shares outstanding           16,556,206      16,386,821
   Effect of dilutive employee stock options        402,468         336,085
                                               ------------    ------------

DENOMINATOR FOR DILUTED EARNINGS PER SHARE       16,958,674      16,722,906
                                               ============    ============

Basic earnings per share                       $       0.40    $       0.35
Diluted earnings per share                     $       0.39    $       0.34

      The following table sets forth the computation of basic and diluted earnings per common share for the nine months ended:

                                                    JULY 31,        JULY 31,
                                                      2002            2001
                                                  ------------    ------------
NUMERATOR:
  Net income                                      $ 16,562,000    $ 14,054,000
                                                  ============    ============

DENOMINATORS:
  Weighted average shares outstanding               16,490,222      16,361,037
  Issued but unearned performance shares                    --            (914)
  Issued but unearned restricted shares                (40,820)        (57,197)
                                                  ------------    ------------

DENOMINATOR FOR BASIC EARNINGS PER SHARE            16,449,402      16,302,926
                                                  ============    ============

  Weighted average shares outstanding               16,490,222      16,361,037
  Effect of dilutive employee stock options            387,023         325,515
                                                  ------------    ------------
DENOMINATOR FOR DILUTED EARNINGS PER SHARE          16,877,245      16,686,552
                                                  ============    ============

Basic earnings per share                          $       1.01    $       0.86
Diluted earnings per share                        $       0.98    $       0.84

      During the first nine months of fiscal 2002, 133,088 stock options were exercised (net of shares used to pay individual taxes) providing $1,564,000 in net cash proceeds to the Company.

NOTE 3 - INVENTORIES

      Inventories consist of the following (amounts in thousands):

                                JULY 31,            OCTOBER 31,
                                  2002                 2001
                                --------            ----------
Raw materials                   $ 10,391            $   10,692
Work-in-process                    2,943                 2,868
Finished goods                    11,326                11,030
                                --------            ----------
                                $ 24,660            $   24,590
                                ========            ==========

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

NOTE 4 - COMPREHENSIVE INCOME

      Total comprehensive income was comprised of the following (amounts in thousands):

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                            JULY 31,              JULY 31,
                                        2002       2001       2002       2001
                                      --------   --------   --------   --------
Net income                            $  6,629   $  5,704   $ 16,562   $ 14,054
Other comprehensive income (loss):
   Change in minimum pension
     liability, net of deferred
     income taxes of $195                   --         --        362         --
   Change in fair value of
     derivative financial
     instruments, net of
     deferred income taxes of
     $61, $6, $2, and $58                 (112)       (10)         4         79
   Gains related to derivative
     financial instruments
     reclassified into earnings
     from other comprehensive
     income, net of $56 and $80
     tax benefit                          (103)        --       (182)        --
   Foreign currency translation
     adjustments                          (640)      (691)      (488)    (1,480)
                                      --------   --------   --------   --------
   Total comprehensive income         $  5,774   $  5,003   $ 16,258   $ 12,653
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

      Operating segment data includes the results of all subsidiaries, consistent with the management reporting of these operations. Financial information by geographic operating segments is summarized below (amounts in thousands):

                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                 JULY 31,                JULY 31,
                             2002        2001        2002        2001
                           --------    --------    --------    --------
NET SALES:
Europe                     $ 14,112    $ 11,096    $ 37,049    $ 31,469
Japan                         8,445       8,428      22,983      26,959
Asia/Pacific                  7,680       6,536      20,842      19,234
Latin America                 2,723       3,142       9,077       9,350
                           --------    --------    --------    --------
Subtotal - Foreign sales     32,960      29,202      89,951      87,012

North America                45,843      42,590     127,422     119,579
Intercompany sales           (9,871)     (8,351)    (26,688)    (24,378)
                           --------    --------    --------    --------
                           $ 68,932    $ 63,441    $190,685    $182,213
                           ========    ========    ========    ========

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                            JULY 31,              JULY 31,
                                        2002       2001       2002       2001
                                      --------   --------   --------   --------
OPERATING INCOME:
North America                         $  6,663   $  5,379   $ 16,683   $ 12,848
Europe                                   1,225        895      2,486      1,819
Japan                                      728        893      1,759      2,616
Asia/Pacific                             1,114        928      2,909      2,807
Latin America                              367        531      1,462      1,513
                                      --------   --------   --------   --------
  Segment total                         10,097      8,626     25,299     21,603
                                      --------   --------   --------   --------
Interest expense                           (94)      (145)      (335)      (414)
Other, net                                  31        306        229        683
                                      --------   --------   --------   --------
Income before income taxes            $ 10,034   $  8,787   $ 25,193   $ 21,872
                                      ========   ========   ========   ========

Interest expense and other income (expense) have not been allocated to segments.

NOTE 6 - INTEREST AND OTHER INCOME (EXPENSE), NET

      Interest and other income (expense), net consisted of the following (amounts in thousands):

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                               JULY 31,            JULY 31,
                                           2002      2001      2002      2001
                                          ------    ------    ------    ------
Interest income                           $  122    $  271    $  452    $  658
Exchange gains (losses)                       (6)       22       (47)       56
Gains on sales of property,
   plant, and equipment                        1        17        16        57
Other, net                                   (86)       (4)     (192)      (88)
                                          ------    ------    ------    ------
                                          $   31    $  306    $  229    $  683
                                          ======    ======    ======    ======

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

      We began applying the new rules on accounting for existing goodwill and other intangible assets on November 1, 2001. The following compares reported results to adjusted results as if the new statement was adopted effective November 1, 2000 (in thousands, except share amounts):

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                       JULY 31,                 JULY 31,
                                 REPORTED    ADJUSTED     REPORTED    ADJUSTED
                                   2001        2001         2001        2001
                                 --------    --------     --------    --------
Income before income taxes       $  8,787    $  9,116     $ 21,872    $ 22,859
Net income                       $  5,704    $  6,019     $ 14,054    $ 14,999
Basic earnings per share         $   0.35    $   0.37     $   0.86    $   0.92
Diluted earnings per share       $   0.34    $   0.36     $   0.84    $   0.90

      A reconciliation of reported net income to adjusted net income (amounts in thousands) follows:

                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                              JULY 31, 2001      JULY 31, 2001
Reported net income                              $ 5,704            $14,054
      Goodwill amortization                          329                987
      Tax effect of deductible goodwill              (14)               (42)
                                                 -------            -------
Adjusted net income                              $ 6,019            $14,999
                                                 =======            =======

      The net carrying amount of goodwill as of July 31, 2002 is $27.0 million.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. We will adopt the statement in fiscal year 2003, which begins November 1, 2002. We are currently assessing the impact of this new standard on our consolidated financial statements.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Stockholders and Board of Directors
CUNO Incorporated

We have reviewed the accompanying condensed consolidated balance sheet of CUNO Incorporated as of July 31, 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods ended July 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of CUNO Incorporated as of October 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herewith) and in our report dated December 11, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                /s/ Ernst & Young LLP
Hartford, Connecticut
August 16, 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JULY 31, 2002 VS. THREE MONTH PERIOD ENDED
JULY 31, 2001


NET SALES

      Net sales were $68.9 million in the third quarter of fiscal 2002 representing an 8.7 percent increase over 2001's third quarter sales of $63.4 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the third quarter of 2001, net sales in the third quarter of 2002 would have been $1.1 million lower, or 6.8 percent greater overall.

      The following table displays the Company's sales by geographic segment (dollar amounts in thousands):

                              THREE MONTHS ENDED                   CURRENCY
                                   JULY 31,           PERCENT      ADJUSTED
                               2002        2001       CHANGE        CHANGE
                             --------    --------    --------      --------
North America                $ 39,859    $ 37,394         6.6%          6.6%
Europe                         11,242       9,034        24.4%         12.0%
Japan                           8,354       8,298         0.7%          0.2%
Asia/Pacific                    6,865       5,768        19.0%         12.9%
Latin America                   2,612       2,947       (11.4%)         1.0%
                             --------    --------    --------      --------
  Total sales                $ 68,932    $ 63,441         8.7%          6.8%
                             ========    ========    ========      ========

      North American sales increased 6.6 percent in the third quarter of 2002 as compared to the same quarter in 2001. Stronger Potable Water and Fluid Processing market sales were responsible for the growth in North America during this time period. The Water Group (which addresses the potable water market) continues to record strong sales of its series of filters designed for customers who serve various channels of distribution with final sales to US residential consumers. European sales increased 24.4 percent as compared to the same period in 2001, and was up 12.0 percent when expressed in local currency. Healthcare sales were particularly strong in the quarter reflecting greater demand in the pharmaceutical industry. Sales in Japan were relatively flat as compared to the same quarter last year in both US dollars and local currency. The poor economy in Japan is largely responsible for the sluggish sales demand. It is still unclear when the overall Japanese economy, and more specifically certain segments in which we compete, will significantly improve. Asia/Pacific sales were up 19.0 percent and increased 12.9 percent excluding changes in currency values. The increase in Asia/Pacific sales was due primarily to strong sales growth in Potable Water throughout the region. Third quarter 2002 Latin American sales were relatively flat when expressed in local currency despite the economic troubles in Argentina and the Latin American region in general (see "Argentina Peso Devaluation" in the "Other Matters" section below for a discussion of our exposure to Argentina).

      The following table displays the Company's sales by market (dollar amounts in thousands):

                             THREE MONTHS ENDED                  CURRENCY
                                  JULY 31,           PERCENT     ADJUSTED
                              2002        2001       CHANGE       CHANGE
                            --------    --------    --------     --------
Potable Water               $ 31,133    $ 27,845        11.8%        11.2%
Fluid Processing              18,979      17,680         7.3%         4.7%

Healthcare                    18,820      17,916         5.0%         2.3%
                            --------    --------    --------     --------
   Total sales              $ 68,932    $ 63,441         8.7%         6.8%
                            ========    ========    ========     ========

      The weak economies in the US and certain international markets (primarily Japan) have impacted all of our markets to some extent; however, Fluid Processing is the Company's most cyclical market and has been most impacted by the recent economic slowdown. Nevertheless, the Fluid Processing sales increase of 7.3 percent reflects improved conditions in certain end markets. The strength in the Potable Water market was broad geographically, driven largely by strong overseas sales (up 15.9 percent in local currency) and strong sales growth in North America (up 10.4 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Healthcare sales increased and continue to benefit from a continued focus by management on competitively favorable product lines and market niches.

GROSS PROFIT

      Gross profit increased $2.7 million to $31.0 million in the third quarter of 2002 from $28.3 million in the third quarter of 2001. Gross profit as a percentage of net sales (gross margin) increased during that same period from
44.6 percent in 2001 to 45.0 percent in 2002. The primary factor that contributed to the improved gross margin in 2002 was the market mix of sales (increased aftermarket sales and higher Healthcare volume which generally carry higher margins).

OPERATING EXPENSES

      Selling, general and administrative expenses (SG&A) were up 8.9 percent. SG&A expenses were 24.9 percent of sales in the third quarter of fiscal 2002 compared to 24.9 percent of sales in the third quarter of fiscal 2001. As further described in Note 7, the 2002 results benefited from the elimination of goodwill amortization ($0.3 million in the third quarter of 2001) required by the adoption of SFAS 142. Expense categories within SG&A reflected nominal increases or decreases consistent with our cost-management strategy.

      Research, development and engineering expenses increased 5.2 percent to $3.7 million in the third quarter of 2002, reflecting our continued focus on the development of new products and technologies. As a percentage of sales, research, development and engineering expenses were 5.4 percent of sales in the third quarter of fiscal 2002 compared to 5.6 percent of sales in the third quarter of fiscal 2001.

OPERATING INCOME

      As a result of the above, operating income increased $1.5 million, or 17.1 percent, to $10.1 million or 14.6 percent of sales in the third quarter of fiscal 2002 compared to $8.6 million or 13.6 percent of sales in the third quarter of 2001.

NON-OPERATING ACTIVITY

      Interest expense was relatively flat in the third quarter of 2002 compared to the third quarter of 2001. See "Financial Position and Liquidity" below for further discussion of the Company's cash and debt structure. Interest income was down due to lower average interest rates in 2002, partially offset by higher average net investment levels.

INCOME TAXES

      The Company's effective income tax rate for the third quarter of 2002 was
33.9 percent compared to 35.1 percent in the third quarter of 2001. The decrease primarily reflects the recognition of certain tax planning initiatives, permanent tax benefits associated with the adoption of SFAS 142 (see Note 7), and a change in the mix of income attributed to the various countries in which the Company does business.

NINE MONTH PERIOD ENDED JULY 31, 2002 VS. NINE MONTH PERIOD ENDED JULY 31, 2001

NET SALES

      Net sales were $190.7 million in the first nine months of fiscal 2002 representing a 4.6 percent increase over 2001's comparable sales of $182.2 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first nine months of 2001, net sales in 2002 would have been $2.4 million higher, or
6.0 percent greater overall.

      The following table displays the Company's sales by geographic segment (dollar amounts in thousands):

                                 NINE MONTHS ENDED                   CURRENCY
                                     JULY 31,           PERCENT      ADJUSTED
                                 2002        2001       CHANGE        CHANGE
                               --------    --------    --------      --------
North America                  $110,895    $103,260         7.4%          7.4%
Europe                           29,507      26,175        12.7%         10.3%
Japan                            22,739      26,623       (14.6%)        (8.7%)
Asia/Pacific                     18,795      17,210         9.2%          9.0%
Latin America                     8,749       8,945        (2.2%)        14.5%
                               --------    --------    --------      --------
    Total sales                $190,685    $182,213         4.6%          6.0%
                               ========    ========    ========      ========

      North American sales increased 7.4 percent in the first nine months of 2002 as compared to the same period in 2001. Strong Potable Water and Healthcare market sales were responsible for the growth in North America during this time period. The Water Group (which addresses the potable water market) continues to record strong sales of its series of filters designed for customers who serve various channels of distribution with final sales to US residential consumers. Sales in Europe increased 12.7 percent as compared to the same period in 2001, and were up 10.3 percent when expressed in local currency. Healthcare sales, particularly to the pharmaceutical industry, and Potable Water sales, increased during the period. Sales in Japan were down 14.6 percent as compared to the same period last year, and were 8.7 percent lower when expressed in local currency. The weak economy in Japan is largely responsible for the depressed sales demand. Asia/Pacific sales were up 9.0 percent excluding changes in currency values. The majority of the increase in Asia/Pacific is due to strong sales growth in Potable Water throughout the region. Despite the economic troubles in Argentina (see "Argentina Peso Devaluation" in the "Other Matters" section below for a discussion of our exposure to Argentina), Latin American sales increased 14.5 percent when expressed in local currency. The large increase in local currency sales was supported by increased penetration of all markets, with particular strength in the food and beverage industry which supports such products as beer, wine, soft drinks, and bottled water.

      The following table displays the Company's sales by market (dollar amounts in thousands):

                                NINE MONTHS ENDED                   CURRENCY
                                    JULY 31,           PERCENT      ADJUSTED
                                2002        2001       CHANGE        CHANGE
                              --------    --------    --------      --------
Potable Water                 $ 87,794    $ 78,952        11.2%         11.6%
Fluid Processing                50,627      54,635        (7.3%)        (5.4%)
Healthcare                      52,264      48,626         7.5%          9.6%
                              --------    --------    --------      --------
   Total sales                $190,685    $182,213         4.6%          6.0%
                              ========    ========    ========      ========

      The weak economies in the US and certain international markets (primarily Japan) have impacted all of our markets to some extent; however, Fluid Processing is the Company's most cyclical market and has been most impacted by the economic slowdown during the period. The strength in the Potable Water market was broad geographically, driven largely by strong overseas sales (up
17.1 percent in local currency) and strong sales growth in North America (up
10.6 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Healthcare sales increased both domestically and internationally and continue to benefit from the ongoing focus by management on competitively favorable product lines and market niches.

GROSS PROFIT

      Gross profit increased $5.4 million to $85.4 million in the first nine months of 2002 from $80.0 million in the first nine months of 2001. Gross profit as a percentage of net sales (gross margin) increased during that same period from 43.9 percent in 2001 to 44.8 percent in 2002. The primary factor that contributed to the improved gross margin in 2002 was the market mix of sales (increased Healthcare sales which generally carry higher margins combined with decreased Fluid Processing sales which generally carry lower margins).

OPERATING EXPENSES

      Selling, general and administrative expenses (SG&A) increased moderately (up 4.1%) reflecting our continued focus on restraining discretionary spending. As a percentage of sales, SG&A expenses were 25.8 percent of sales in the first nine months of fiscal 2002 compared to 25.9 percent of sales in the first nine months of fiscal 2001. As further described in Note 7, the 2002 results benefited by the elimination of goodwill amortization ($1.0 million in the first nine months of 2001) required by the adoption of SFAS 142. Expense categories within SG&A reflected nominal increases or decreases consistent with our cost-management strategy.

      Research, development and engineering expenses increased 6.9 percent to $10.9 million in the first nine months of 2002, reflecting our continued focus on the development of new products and technologies. As a percentage of sales, research, development and engineering expenses were 5.7 percent of sales in the first nine months of fiscal 2002 compared to 5.6 percent of sales in the first nine months of fiscal 2001.

OPERATING INCOME

      As a result of the above, operating income increased $3.7 million, or 17.1 percent, to $25.3 million or 13.3 percent of sales in the first nine months of fiscal 2002 compared to $21.6 million or 11.9 percent of sales in the first nine months of 2001.

NON-OPERATING ACTIVITY

      Interest expense was down $0.1 million in the first nine months of 2002 compared to the first nine months of 2001 due primarily to lower average interest rates. See "Financial Position and Liquidity" below for further discussion of the Company's cash and debt structure. Interest income was down due to lower average interest rates in 2002, partially offset by higher average net investment levels.

INCOME TAXES

      The Company's effective income tax rate for the first nine months of 2002 was 34.3 percent compared to 35.7 percent in the first nine months of 2001. The decrease primarily reflects the recognition of certain tax planning initiatives, permanent tax benefits associated with the adoption of SFAS 142 (see Note 7), and a change in the mix of income attributed to the various countries in which the Company does business.

FINANCIAL POSITION AND LIQUIDITY

      We assess liquidity in terms of the Company's ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, capital expenditure levels, and adequate bank financing alternatives.

      We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents position ($34.6 million at July 31, 2002) and available sources of liquidity (approximately $26.3 million of available, uncommitted, unused worldwide short-term lines of credit) are sufficient to meet current and anticipated requirements for the foreseeable future. We do not rely on commercial paper or off-balance sheet financing arrangements for our liquidity needs nor do we have any investments in special purpose entities (SPE's).

      In addition, in March 2002, we closed on a $12 million unsecured credit facility that renews annually. Borrowings under this facility are subject to various financial covenants and bear interest at a floating interim rate based upon LIBOR. There were no borrowings outstanding under this facility at July 31, 2002.

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

      Set forth below is selected cash flow data (in thousands of dollars):

Source/(Use) of Cash                                       NINE MONTHS ENDED
                                                               JULY 31,
                                                           2002         2001
                                                         --------     --------
OPERATING ACTIVITIES:
Net cash provided by net income plus depreciation,
     amortization and non-cash compensation              $ 23,149     $ 21,587
Pension funding in excess of expense                       (4,290)        (348)
Accounts receivable                                        (2,827)       1,998
Accounts payable and accrued expenses                       6,269          249
Net cash provided by operating activities                  20,659       19,459

INVESTING ACTIVITIES:
Capital expenditures                                      (12,236)      (7,771)
Acquisition of companies, net of cash acquired               (503)      (4,489)

FINANCING ACTIVITIES:
Net change in total debt                                     (799)        (950)
Proceeds from stock options exercised                       1,564          497

      The net cash provided by net income plus depreciation, amortization and non-cash compensation is an important measurement of cash generated from the earnings process. Net income plus depreciation, amortization and non-cash compensation of $23.1 million increased 7.2 percent in the first nine months of 2002 as compared to the same period in 2001 reflecting our increased sales, gross profit, improved operating profit margin, and improved tax rate. We made an incremental $4.0 million contribution to our US pension plans in the first quarter of 2002 to bolster the funding and earnings capabilities of the plans. The use of cash for accounts receivable (accounts receivable up 6.8 percent) in 2002 reflects the increased level of sales during the period. The increase in accounts payable and accrued expenses during the first nine months of 2002 primarily relates to the timing of inventory purchases and cash disbursements.

      The increased rate of capital expenditures in 2002 primarily relates to the continued focus on expanding and modernizing manufacturing facilities around the globe. More specifically, we are currently expanding manufacturing lines in Brazil and China. In addition, new manufacturing lines and processes are being installed in the US to benefit the Water Group, Fluid Processing, and Healthcare operations. In the second quarter of fiscal 2002, we completed a product line acquisition in Australia for $0.5 million. In the second quarter of 2001, we closed on two acquisitions - a product line in Australia and a distributor in Europe for a total of $4.5 million. These acquisitions did not have a material effect on the Company's historical financial statements or pro forma operating results.

      Due in part to our increased stock price, during the first nine months of fiscal 2002, 133,088 stock options were exercised (net of shares used to pay individual taxes) providing $1,564,000 in net cash proceeds.

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

ESTIMATES AND ASSUMPTIONS

      In preparing financial information, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, employee benefits, contingencies and asset valuation allowances (including those for bad debts and for deferred income tax assets). For example, in determining annual pension costs, we must estimate future rates of return on plan assets and future compensation rates. We are also subject to various risks and uncertainties that may cause actual results to differ from estimated results, such as changes in the industry, overall economy, competition, foreign exchange rates, litigation, and legislation.

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

Contractual Obligations and Commercial Commitments

      Below is a table detailing, by maturity date, our Contractual Obligations and Commercial Commitments as of October 31, 2001 (amounts in millions):

OBLIGATIONS AND
COMMITMENTS          2002      2003      2004      2005      2006   THEREAFTER
----------------    ------    ------    ------    ------    ------  ----------
Bank loans          $ 13.3    $   --    $   --    $   --    $   --    $   --
Long-term debt         0.7       0.8       0.8       0.2       0.2       0.9
Operating leases       2.1       1.8       1.5       1.5       1.5        --
      Total         $ 16.1    $  2.6    $  2.3    $  1.7    $  1.7    $  0.9

      There have been no material changes in the information reported in the Company's Form 10-K for the year ended October 31, 2001 under the "Market Risk Disclosures" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPANY RISK FACTORS

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

Approximately 45% of our net sales are derived from international operations. Consequently, our reported financial results may be adversely affected by significant fluctuations in the value of the U.S. dollar in comparison to local currencies in the countries in which we operate outside the US. We manufacture products in Japan, China, Brazil, France, Singapore and Australia. Our international operations may be affected by economic, political and governmental conditions in some of the countries where we have manufacturing facilities or where our products are sold. In addition, changes in economic or political conditions in any of the countries in which we operate could result in unfavorable taxation policies, exchange rates, new or additional currency or exchange controls, governmental regulations, credit risks, or other restrictions being imposed on the operations of the Company or expropriation.

PATENTS AND PROPRIETARY TECHNIQUES

We have a broad patent portfolio as well as other proprietary information and manufacturing techniques and have applied, and will continue to apply, for patents to protect our technology. The Company's success depends in part upon our ability to protect our technology and proprietary products under U.S. and foreign patent and other intellectual property laws. Trade secrets and confidential know-how which are not patented are protected through confidentiality agreements, contractual provisions and internal Company administrative procedures. There can be no assurance that such arrangements will provide meaningful protection for the Company in the event of any unauthorized use or disclosure. There can be no assurance that third parties will not assert infringement claims against the Company or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any such claim may require the Company to incur litigation expenses or subject the Company to liabilities.

TECHNOLOGICAL AND REGULATORY CHANGE

The filtration and separations industry is characterized by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for our products and services. Changes in legislative, regulatory or industrial requirements or competitive technologies may render certain of our filtration and separations products and processes obsolete. Acceptance of new products may also be affected by the adoption of new government regulations requiring stricter standards. The Company's ability to anticipate changes in technology and regulatory standards and to develop and introduce new and enhanced products successfully on a timely basis are significant factors in our ability to grow and to remain competitive. Similar to all companies, we are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly.

COMPETITION

The filtration and separations markets in which we compete are highly competitive. We compete with many domestic and international companies in the global markets. The principal methods of competition in the markets in which we compete are product specifications, performance, quality, knowledge, reputation, technology, distribution capabilities, service and price.

KEY CUSTOMERS AND SUPPLIERS

We have multi-year contracts in place with several of our major customers and suppliers. Such contracts help us effectively plan and manage our operations. We are sensitive to the changing needs of our customers and the ongoing performance of our suppliers. When appropriate, we will negotiate contracts to insure the continuation of beneficial, long-term relationships. However, there is no assurance that such contracts will not be terminated prematurely or will be renewed by such third parties.

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

        Exhibit 10.  Material Contracts
        10.26 Amended Employment Agreement - Mark G. Kachur

        Exhibit 15 -- Acknowledgement of Ernst & Young LLP

        Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)  Reports on From 8-K

No reports were filed on Form 8-K during the quarter for which this 10-Q is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CUNO INCORPORATED


Date  August 21, 2002

By /s/Mark G. Kachur
Mark G. Kachur
Chairman of the Board of Directors,
President and Chief Executive Officer

By /s/ Frederick C. Flynn, Jr.
   ------------------------------------
   Frederick C. Flynn, Jr.
   Senior Vice President -
   Finance and Administration,
   Chief Financial Officer,
   Controller, and Assistant Secretary

By /s/ William J. DeFrances, CPA
   ------------------------------------
   William J. DeFrances, CPA
   Treasurer, Assistant Controller,
   and Assistant Secretary