Form 10-K
period 2002-10-31
CUNO INC
filed 2002-12-13
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

                       COMMISSION FILE NUMBER 000-21109

                              CUNO INCORPORATED
                              -----------------
            (Exact name of registrant as specified in its charter)

         Delaware                                            06-1159240
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 Research Parkway, Meriden, Connecticut                   06450
------------------------------------------                   -----
(Address of principal executive offices)                     (Zip Code)


                                 (203) 237-5541
                                 --------------
              (Registrant's telephone number, including area code)

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

Yes [X]      No [_]


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of November 29, 2002, approximately 16,567,000 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price on that date) was approximately $549,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K.

      Notice of Annual Meeting of Shareholders March 6, 2003 and Proxy
      Statement.
            Part III, Items 10-13
            Part IV, Items 14-15
      Annual Report to Shareholders, Part IV, Item 14
      The exhibit index is located on pages 14-15.

                                     Part I

ITEM 1. BUSINESS

(a)   General development of business:

      CUNO Incorporated ("CUNO" the "Company", or "we") is a world leader in the designing, manufacturing and marketing of a comprehensive line of filtration products for the separation, clarification and purification of liquids and gases. Our products, which include proprietary depth filters and semi-permeable membrane filters, are used in the potable water, fluid processing, and healthcare markets. These products, most of which are disposable, effectively remove contaminants that range in size from molecules to sand particles. Our sales are balanced between domestic (approximately 55%) and international markets (approximately 45%).

      Our objective is to provide high value-added products and premium customer service. Our proprietary manufacturing processes result in products that lower customers' operating expenses and improve the quality of customers' end products by providing longer lasting, higher quality and more efficient filters. As part of our commitment to customer service, we designate our own scientists, each of whom possess particular industry expertise, to collaborate with customers on specific projects to insure satisfaction with its products and to create new products.

      Our success is partially dependent on the development and implementation of the following initiatives, which are key elements of our ongoing growth strategy: (i) develop new products for specific markets, (ii) decrease product development cycle times, (iii) develop pre/final filter systems, (iv) increase customer satisfaction, (v) improve operating efficiencies, and (vi) pursue selective acquisitions.

(b)   Financial information about industry segments:

      The Company is divided into five geographic operating segments, each of which has general operating autonomy over its products and local operations. These operating segments are as follows: North America, Europe, Japan, Asia/Pacific, and Latin America. See Note 9 - Segment Financial Data on pages 30-32 of the 2002 Annual Report to Stockholders which is incorporated herein by reference.

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

OPERATING SEGMENTS: We serve three primary markets from a geographical operating structure. Each of our five operating segments (North America, Europe, Japan, Asia/Pacific, and Latin America ) manufacture and sell products into the potable water, fluid processing, and healthcare markets. These markets represent the end markets in which the customers reside. Since the nature and attributes of the markets vary widely by geographic region, to best address these markets we have established a management structure based upon geography. The management for each of the geographic regions operate independent sales and manufacturing organizations that function within an overall corporate framework of strategic initiatives and performance targets. The majority of these initiatives and targets are established to best address the three major markets and to achieve the financial objectives of the business. Further detail on our three major markets follows:

            Potable Water: The potable water market includes residential, commercial, and food service customers. According to industry data, it is estimated that one billion people in the world do not have safe drinking water. Demand is driven both by consumers' desire to improve the taste and quality of their drinking water and by the expanded concern of regulatory agencies. North American sales have increased sharply since 1999 due primarily to exceptional growth in new appliance filters for the OEM market and, to a lessor extent, as a result of the successful assimilation of certain small acquisitions. Growth potential appears especially strong in Asia/Pacific and Latin American countries where the quality of drinking water has been found to be severely deficient in several regions. Water safety concerns have driven the growth of the consumer bottled water market to over $2 billion in the United States, as well as the growth in the water filtration market.

      The food service industry has an increasing need for consistent global product quality. Food service includes water used for fountain beverages, steam ovens, coffee and tea (i.e. "recipe quality water"). Specifically, restaurants have become increasingly aware of the need for water filtration to control the taste and quality of the water used in their businesses. Worldwide sales to the potable water market totaled $119,456,000, $107,263,000, and $101,483,000 in
2002, 2001, and 2000, respectively.

            Fluid Processing: Major customers in the fluid processing market include chemical, petrochemical and oil and gas processors, manufacturers of paints and resins, producers of electronics and semi-conductors, and power generation facilities. As sophisticated manufacturing processes increase and as the adoption of practices focused on quality increase, we believe the demand for filtration products will also increase. In part, this trend is driven by the enhanced ability to detect contaminants in process streams. As automation increases, focus on quality control increases, and as the ability to detect contaminants progresses, fluid filtration will play a greater role in the manufacturing process.

      A significant segment of our fluid processing market is electronics manufacturing. Ultra pure water is used to rinse the components during manufacturing in order to ensure that the product is particle free with no residual contamination. The industry uses corrosive, high purity chemicals and gases for the manufacture of computer chips, hard disks, video terminals and other components. All of the chemicals and gases used are processed through very fine filtration systems. The strengthening demand for electronic products and oil and gas products has helped recent sales growth, and certain new products are expected to stimulate growth in the future. Sales to the fluid processing market totaled $68,714,000, $71,898,000, and $78,781,000 in 2002, 2001, and
2000, respectively.

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

      Our healthcare market customers include pharmaceutical and biotechnology companies that require cost-efficient filtration and high levels of purity for production of sterile, contaminate free drugs, as well as producers of diagnostic test kits which require highly efficacious membranes. In addition, applications include the production of bacteria-free water and food and beverage products. Sales to the healthcare market totaled $70,031,000, $65,288,000, and $62,810,000 in 2002, 2001, and 2000, respectively.

GROWTH STRATEGY: Our goals are to grow at a rate higher than the general filtration market, expand our market share and to increase our operating margins and profitability. Key elements of our growth strategy include:

      Develop New Products for Specific Markets. We have initiated a strategy to develop high value-added products for specific markets. Historically, we offered non-differentiated products and often competed solely on price. To gain a better understanding of specific markets and guide new product development, we introduced Scientific Application Support Services ("S.A.S.S."). S.A.S.S. uses scientists with post-graduate degrees who are experts in the specific industry they serve. They collaborate with customers who are developing and implementing new processes or products that have specific filtration requirements. Often these relationships lead to the development of new market-specific products.

      Decrease Product Development Cycle Times. We have decreased our product development cycle times to approximately 18 to 24 months. This improvement has occurred through increased market focus, collaboration with leading-edge customers through S.A.S.S. teams and the formation of cross-functional product launch teams. We believe we can continue to shorten product development cycle times through these same methods.

      Develop Pre/Final Filter Systems. Many filtration systems have one or more pre-filters to remove large contaminants from the liquid or gas before it passes through the final filter, prolonging the life of the more expensive final filter. When these filters are designed together in a system, the performance of the system is enhanced. We have a leading pre-filter market position and are expanding the number of final filters we offer. This allows the Company to provide its customers with a total filtration solution from one vendor.

      Increased Customer Focus. We have traditionally sold to distributors, who in turn sell to the end user. Our current goal is to provide unmatched customer service to our end-user customers, while providing resources to our distributors. In many cases the customer is unable to define its filtration needs accurately and seeks outside resources to identify and choose the best filtration alternative. Our S.A.S.S. professionals meet this need. Management has been training and focusing distributors on specific market segments and providing additional training, sales, and marketing support. This enables distributors to provide customers with superior industry expertise and company-specific product knowledge.

      Improve Operating Efficiencies. We believe we can improve operating efficiencies by offering higher margin new products and implementing cost controls, supply chain management, productivity gains, profit-based compensation programs and outsourcing production of certain processes. We have initiated a capital investment program designed to (i) integrate cell-based manufacturing,
(ii) provide higher yields from raw materials, (iii) improve inventory management, (iv) lower labor costs, (v) reduce manufacturing cycle times, and
(vi) reduce scrap rates.

      Pursue Selective Acquisitions. We review opportunities to acquire high-quality companies which will allow us to expand into new geographic markets, add new customers, provide new products, manufacturing and service capabilities or increase our penetration with existing customers.

      In fiscal 2002, we completed a product line acquisition in Australia and a distributor acquisition in Europe for total consideration of $700,000. The amount of goodwill and other intangibles recorded in connection with these acquisitions amounted to $250,000 and $244,000, respectively.

      In the second quarter of fiscal 2001, we closed on two acquisitions - a product line in Australia and a distributor in Europe -- for a total cost of $4.5 million. These acquisitions did not have a material effect on the our historical financial statements or pro forma operating results. In the second quarter of fiscal 2000, we made a contingent consideration payment of $2.9 million related to the previous acquisition of Chemical Engineering Corporation
(CEC). This payment was recorded as additional goodwill. There will be no future contingency payments related to the CEC acquisition. The acquisition of CEC included certain life insurance policies on key officers of CEC. In the second quarter of 2000, we elected to surrender these policies for their cash surrender value upon settlement.

PRODUCTS: We manufacture a full range of products by offering our customers solutions to a wide range of filtration requirements. Many of the products manufactured by us use electrokinetic adsorption, a proprietary chemical process we developed which alters both membrane and depth filter media surfaces. Electrokinetic adsorption uses molecular charges on dissolved ions to bind finer contaminants to the filter surface. This attribute significantly enhances filtration efficiency by removing contaminants smaller than the micron rating of the filter. We typically group our products into the following categories:

      Membranes: The typical polymer and nylon membranes that we produce resembles plastic films except for the molecular size pores that are engineered into the surface and depth of the membrane. By varying pore size and altering the physical or chemical properties of the membrane, the quantity and type of substances which can pass through the membrane can be regulated with absolute certainty. We manufacture "absolute rated" products where no particle above a certain size can pass through the membrane. In many applications, these membranes can be integrity tested to ensure specific performance both at the beginning and end of a particular process. A membrane can be employed in a variety of configurations, including flat sheets, discs and cartridges that contain high surface area and pleated membrane media.

      Uses of membranes include water purification for electronics and applications in semiconductor manufacturing, pharmaceutical, biotechnology and other applications, as well as residential use for drinking water.

      Our products include those sold under the following labels: Zetapor(R), Microfluor (R), PolyPro(R), Zetabind(R), Electropor(R)II, BevASSURE(R), MaxMedia(TM), Synchro(R), Acro(R), AC/PH Lithowater(R), and LifeASSURE(R).

      Depth Filters: Our disposable depth filters are constructed from a matrix or formation of very fine and micro-fine fibers such as polypropylene, cotton, polyester, glass fiber, acrylic, rayon, polymer, carbon and other materials. The fibre matrix is then processed into a rigid filter media using techniques such as thermal bonding, resin bonding, pleating or winding. Our technology has a strong emphasis on graded density attributes and electrokinetic adsorption. Graded density depth technology allows filter media to be manufactured with very open porous outer layers, progressively becoming smaller in the size of the pores or void volume through the depth of the filter media. Graded density construction extends filter life in many applications and reduces pressure loss across the filtration process thereby reducing energy costs. The structure of graded density filter media allows particles to be trapped throughout the depth of the cartridge which minimizes surface binding, allows for high contaminant capacity and lower pressure drops than solely trapping particles on the surface of the media.

      We manufacture depth filters in a wide variety of cartridge and pore sizes with "absolute" particulate ratings. The filter cartridges are used in filter housings that can be manufactured in a broad range of metals or plastics to suit particular customer specifications. Filter housings are designed for a wide range of temperatures and pressures.

      Our depth filter products include those sold under the following labels:
Zeta Plus(R), Betafine(R), Micro-Klean(R) III, Beta-Klean(R), Betapure(R), PolyNet(TM) , BioCap(R), Micro-Wynd(R) II, Econo-Klean(R), Virosorb(R), Petro-Klean(R), Delipid(R), SterASSURE(TM), Zetacarbon(R), and Novylon(R).

      Cleanable Filters and Systems: We design and manufacture an extensive range of self-cleaning disc filters, backwash strainers and recleanable metal filters. The self-cleaning disc filters and backwash strainers can be electrically or mechanically operated with automatic controls to provide for specific requirements in process applications. The recleanable metal filter elements are constructed of sintered porous stainless steel or metal screens in tubular and pleated construction. The recleanable elements can be cleaned in place in a filter housing or removed for mechanical, ultrasonic or chemical cleaning.

      Our cleanable filters and system products include those sold under the following labels: Poro-Klean(R), Micro-Screen(R), and Auto-Klean(R).

      Housings and Systems: We design and manufacture a wide variety of filter housings to suit specific process and customer applications. The housings can be of plastic or metal construction utilizing a broad range of materials including polypropylene, PVC, nylon, aluminum, copper, brass, steel, stainless steel and other specialized metals, such as titanium.

      Specialized designs include sanitary, electropolished and coated finishes for chemical resistance and ease of sterilization, sanitization or cleaning. We supply a broad range of standard housings manufactured from type 316 stainless steel in sanitary, polished and electropolished finishes for enhancing pharmaceutical and electronic applications. Finish specifications can be measured in terms of Roughness Average (Ra) with average variations in surface finish measured in microns down to 0.45 micron, the size of small bacteria.

      We design and manufacture proprietary housings and systems such as CTG-Klean(TM) with patented features and a totally enclosed disposable filter media pack for use in critical applications where housing cleanliness is essential or when physical separation of toxic or corrosive chemicals from the metal housing is desired.

      Our range of housings are designed and manufactured to regulatory pressure vessel codes, particularly for applications in the oil and gas, refinery and petrochemical industries. We design and market housings to meet the local regulatory requirements in most countries.

BACKLOG: Our backlog on October 31, 2002 was $18.2 million as compared to $16.5 million as of the same date the previous year. Due to the relatively short manufacturing cycle and our use of wholesale distributors as well as general industry practice, backlog, which typically represents less than 30 days of shipments, is not deemed to be significant. A substantial portion of our revenues result from orders received and product sold in the same month.

COMPETITION: The markets in which we compete are highly competitive. We compete with many domestic and international filtration companies in our global markets including some which are larger and which possess greater resources. No one company has a significant presence in all of our markets. The principal methods of competition are product specifications, performance, quality, knowledge, reputation, technology, distribution capabilities, service and price. Some of our other competitors are multi-line companies with other principal sources of income, some of which have substantially greater resources than the Company. Other competitors are local product assemblers or service companies that purchase components and supplies such as valves and tanks from more specialized manufacturers. Through our S.A.S.S. teams, we have developed many products by collaborating with our customers throughout the design and development process. We believe that these relationships provide us with a competitive advantage over other manufacturers.

RESEARCH AND DEVELOPMENT: Our research, development, and engineering activities are conducted in our own laboratories, supplemented by on-site development and application of custom design and other technical skills. Our research, development and engineering expenditures, which consisted mainly of the development of new products, product applications and manufacturing processes for fiscal year 2002, 2001, and 2000 were approximately $14.7, $13.7, and $12.9 million, respectively, and 5.7 percent, 5.6 percent, and 5.3 percent of net sales, respectively. We also incur additional internal costs relating to our sales and service personnel for product development.

MANUFACTURING: Our manufacturing is largely vertically integrated, using unique, proprietary and patented processes, with many of the major components of our filtration units manufactured and assembled in our own plants. We have begun to outsource a limited amount of our manufacturing processes, such as segments of metal housing manufacturing. We believe that we generally have sufficient manufacturing capacity for the foreseeable future. We have developed a new, more efficient membrane manufacturing process that we believe provides a competitive advantage through the production of superior products at lower costs. Other than our new facility in China, all of our manufacturing facilities are ISO 9002 certified.

RAW MATERIAL SUPPLIERS: The primary raw materials used by the Company are cotton, nylon, acrylic, cellulose, resins, plastics and metals. We have not experienced a shortage of any of our raw materials in the past three years. We believe that there is an adequate supply of all of our raw materials at competitive prices from a variety of suppliers.

DISTRIBUTION AND SALES: We have approximately 150 independent distributors of our products in 65 countries. Distributors represent the primary channel in the marketing of our healthcare and fluid processing products. We have agreements with all of our major distributors in the United States. In certain markets outside the United States, we use dedicated sales people. Our potable water products are sold directly to wholesalers, such as plumbing suppliers, water quality dealers and major resellers, and through manufacturing representatives.

      Agreements with our United States distributors are usually for a period of two years. Such agreements usually assign an exclusive territory, prohibit distributors from carrying competing products, require that distributors share market and customer related information other than pricing with us, and require distributors to carry an adequate stock of our products. We do not believe that the loss of any one of our distributors would have a significant adverse effect on the Company. Our top ten customers accounted for approximately 30 percent of our total sales in fiscal year 2002.

      Whirlpool accounted for approximately 13.2 percent of fiscal 2002 sales and 11.5 percent of fiscal 2001 sales. We believe that no other customers account for more than ten percent of sales. As of October 31, 2002, the Company employed approximately 400 people as sales people. Of such employees, approximately 260 are located overseas.

TRADEMARKS AND PATENTS: Trademarks and brand name recognition are important to the Company. We generally own the trademarks under which our products are marketed. We have registered our trademarks and will continue to do so as they are developed or acquired. We have approximately 390 registered trademarks throughout the world.

      We have approximately 290 active patents throughout the world and more than 300 patent applications pending worldwide. Additionally, we rely on proprietary, non-patented technologies to a certain extent. Certain of our employees sign non-disclosure and assignment of proprietary rights agreements.

      We protect our intellectual property and believe there is significant value associated with it. However, we believe that the loss of one or more of our trademarks and patents would not have a material adverse effect, as we are not heavily dependent on any one or few and we are continually expanding our intellectual estate through new additions.

SEASONALITY: Our business is typically not seasonal. However, sales in the first quarter of each fiscal year tend to be lower than the other quarters due to the holiday season and year-end distributor inventory reductions.

GOVERNMENT REGULATIONS: We believe that we are in substantial compliance with applicable regulations of Federal, state and local authorities regulating the handling of specified substances and the discharge of materials into the environment.

      We manufacture certain filtration products that are used as components in medical devices and we must use the Food and Drug Administration ("FDA") listed materials in the manufacture of these products. Additionally, we maintain Drug Master File ("DMF") files on certain products sold into the health care market.

      Certain medical devices marketed and manufactured by our customers are subject to extensive regulation by the FDA and, in some instances, by foreign governments. Noncompliance with FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. Before a new device can be introduced into the market, the manufacturer must generally obtain FDA clearance through either a 510(k) notification or pre-market approval application ("PMA"). A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to twelve months from submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made.

      In many areas the sale and promotion of water treatment devices is regulated at the state level by product registration, advertising restrictions, water testing, product disclosure and other regulations specific to the water treatment industry. In some local areas certain types of water treatment products, including those manufactured by us, are restricted because of a concern with the amount and type of contaminants per volume of water they discharge as locally regulated.

ENVIRONMENTAL MATTERS: Compliance with foreign, Federal, state and local laws and regulations enacted to regulate the handling of and the discharge of specified materials into the environment has not had, and is not expected to have, a material effect upon our business.

EMPLOYEES: At October 31, 2002, we employed approximately 1,650 people worldwide (exclusive of employees of independent distributors), with over approximately 875 employees in the United States and approximately 775 employees in other countries.

(d) Financial information about foreign and domestic operations and export sales.

      See Note 9 to the financial statements on pages 30-32 of the 2002 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 2. PROPERTIES

      Our world headquarters is located in Meriden, Connecticut. This facility also contains a manufacturing and assembly plant. The following table sets forth the location and approximate size of our principal properties and facilities, most of which are owned by the Company.

                                       Approximate
                                        Facility
            Location                      Size
                                        (Sq. Ft.)
                                        ---------
       Meriden, Connecticut               189,000
       Enfield, Connecticut               155,000
       Stafford Springs, Connecticut      165,000
       Kita-Ibaragi, Japan                 40,000
       Mairinque, Brazil                   65,000
       Calais, France                      50,000
       Mazeres, France                     40,000
       Sydney, Australia *                265,000
       Singapore**                         18,546
       Churubusco, Indiana                 47,000
       Sucy en Brie, France **             20,000
       Nantes, France **                    4,600
       Shanghai, China **                   4,700


       * 10 percent of this facility is sublet to unrelated third parties. ** Leased facility.

      In addition to the properties listed above, we lease one facility in the United States and approximately 16 facilities outside the United States. These facilities are generally used as warehouses and/or sales offices.

ITEM 3. LEGAL PROCEEDINGS

      As of the date hereof there is no pending litigation of a material nature, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or which may affect the income from, title, to, or possession of, any of their respective properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding executive officers of the Registrant is presented in
Part III below and incorporated herein by reference.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The portion of the 2002 Annual Report to Stockholders appearing on page 1 under the heading "Market Data" is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

The financial data on page 7 of the 2002 Annual Report to Stockholders, captioned "Summary of Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 2002-2000

The following portions of the 2002 Annual Report to Stockholders are incorporated herein by reference:

(a) All of the material on pages 8-15 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing under the caption "Market Risk Disclosures" appearing on pages 13-14 of the 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and report of independent auditors included on pages 16-35 of the Annual Report to Stockholders for the fiscal year ended October 31, 2002 are incorporated herein by reference.

Quarterly Results of Operations on page 35 of the 2002 Annual Report to Stockholders is incorporated herein by reference.

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

      The principal executive officers of the Company and their recent business experience are as follows:

           Name                   Office Held                   Age
           ----                   -----------                   ---
Mark G. Kachur             Chairman of the Board of             59
                           Directors, President and
                           Chief Executive Officer

Frederick C. Flynn, Jr     Senior Vice President -              52
                           Finance and
                           Administration, Chief
                           Financial Officer,
                           Controller, and
                           Assistant Secretary

Thomas J. Hamlin           Senior Vice President,               41
                           Research & Development

Timothy B. Carney          Vice President, and                  50
                           General Manager and
                           President - North
                           America Water Group

Anthony C. Doina           Vice President and                   46
                           General Manager, US
                           Process

John A. Tomich             General Counsel and                  45
                           Secretary


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

      Anthony C. Doina.   Mr. Doina is the Vice President and General Manager
of the US Process Filtration Division. Since joining the Company in 1994, Mr. Doina has also served in the capacity of Vice President of Process Sales. From 1978 until 1994 he was employed by Pall Corporation, serving in a number of positions in Research and Development, Marketing, and Sales (Vice President of Sales). Prior to joining the Company, Mr. Doina had over 16 years of sales experience in the filtration industry. Mr. Doina holds a bachelor of science degree in Chemistry from the University of Stony Brook.

      John A. Tomich. Mr. Tomich is General Counsel and Secretary of the Company. Before joining CUNO Incorporated after the spin-off from Commercial Intertech he was Counsel and Assistant Secretary for Commercial Intertech, where he had been employed since January 1990 and had been involved extensively with the legal matters affecting CUNO. He holds a bachelor of Engineering degree in Mechanical Engineering from Youngstown State University and Juris Doctor degree from the University of Akron, School of Law. He is a licensed patent attorney.

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

                                     PART IV

ITEM 14.    CONTROLS AND PROCEDURES

      Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's Chief Executive Officer and its Chief Financial Officer within 90 days of the filing of this report, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures have been effective.

      As used herein, "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer or officers and its principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      Since the date of the evaluation described above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)   DOCUMENTS FILED AS PART OF THIS REPORT:

      (1) The following consolidated financial statements of CUNO Incorporated included in its 2002 Annual Report to Shareholders are incorporated by reference in Item 8:


                                                                    Page Number
                                                                  In This Report
                                                                  --------------
            Consolidated Statements of Income -
              Years ended October 31, 2002, 2001, and 2000                 17

            Consolidated Balance Sheets as of
              October 31, 2002 and 2001                                    18

            Consolidated Statements of Stockholders'
              Equity - Years ended October 31,
              2002, 2001, and 2000                                         19

            Consolidated Statements of Cash Flows -
              Years ended October 31, 2002, 2001, and 2000                 20

            Notes to Consolidated Financial Statements                   21-35

      (2)   The following financial statement
            schedule of CUNO Incorporated
            is included in Item 14 (d):

            Schedule II Valuation and Qualifying
            Accounts                                                      S-1

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

      (i)10.9 Termination and Change of Control Agreement - Mark G. Kachur dated October 1, 1996

      (iii)10.12 Termination and Change of Control Agreement - Timothy B. Carney dated October 1, 1996, as amended October 31, 1997.

      (i)10.13 Termination and Change of Control Agreement - John A. Tomich dated October 1, 1996

      (ii)10.15   CUNO Incorporated Executive Management Incentive Plan

      (ii)10.16   CUNO Incorporated Management Incentive Plan

      (iii)10.17  CUNO Incorporated Savings and Retirement Plan

      (iv) 10.20  CUNO Incorporated Nonqualified Deferred Compensation Plan
                  for Mark G. Kachur

      (v) 10.21   Termination and Change of Control Agreement - Frederick C.
                  Flynn, Jr. dated January 21, 1999

      (vi) 10.23  Employment Agreement - Frederick C. Flynn, Jr.

      (vii) 10.24 Employment Agreement - Michael C. Croft

      (viii)10.25 Employment Agreement - Mark G. Kachur

      (ix)10.26   Employment Agreement - Frederick C. Flynn, Jr.

      (ix)10.27   Employment Agreement - Thomas J. Hamlin

      (x)10.28    Amended Employment Agreement - Mark G. Kachur

      10.29       CUNO Incorporated Code of Ethics

      13      -   Certain sections of the Annual Report to Shareholders for the year ended October 31, 2002.

      21      -   Subsidiaries of the Registrant

      23      -   Consent of Independent Auditors

      99.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2* Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------------

      (i) Incorporated by reference to the registrant's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on January 23, 1997.

      (ii) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 27, 1997.

      (iii) Incorporated by reference to the registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 28, 1998.

      (iv) Incorporated by reference to the registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 29, 1999.

      (v) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 4, 1999.

      (vi) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on June 4, 1999.

      (vii) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on September 11, 2000.

      (viii) Incorporated by reference to the registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 16, 2002.

      (ix) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 19, 2002.

      (x) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 21, 2002.

(b)   Reports on Form 8-K for the quarter ended October 31, 2002

                        NONE

      Additional information relating to management contracts and renumerative plans is contained in Note 10- Stock Options and Awards of the Notes to Consolidated Financial Statements on pages 32-33.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CUNO Incorporated

Date:  December 13, 2002


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

Name                         Title                       Date
----                         -----                       ----
Joel B. Alvord*              Director                    December 13, 2002

Charles L. Cooney, Ph.D.*    Director                    December 13, 2002

Frederick C. Flynn, Jr.*     Director                    December 13, 2002

John A. Galvin*              Director                    December 13, 2002

Mark G. Kachur*              Chairman                    December 13, 2002

C. Edward Midgley*           Director                    December 13, 2002

David L. Swift*              Director                    December 13, 2002


          *By:   /s/ John A. Tomich
                 -------------------------------
                 John A. Tomich
                 Attorney-in-Fact, Pursuant to
                 Power of Attorney

                                 CERTIFICATIONS

I, Mark G. Kachur, certify that:

1. I have reviewed this annual report on Form 10-K of CUNO Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

                                          /s/ Mark G. Kachur
                                          -----------------------------
                                          Mark G. Kachur
                                          Chairman, Chief Executive Officer
                                          (Principal Executive Officer)

                                 CERTIFICATIONS

I, Frederick C. Flynn, certify that:

1. I have reviewed this annual report on Form 10-K of CUNO Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

                                 /s/ Frederick C. Flynn, Jr.
                                 ---------------------------
                                 Frederick C. Flynn, Jr.
                                 Senior Vice President, Chief Financial Officer (Principal Accounting Officer)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                CUNO INCORPORATED
                  YEARS ENDED OCTOBER 31, 2002, 2001, AND 2000


           COLUMN A                    COLUMN B                         COLUMN C                   COLUMN D               COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                       ----------------------------------
                                      BALANCE AT        CHARGED TO           CHARGED TO                                   BALANCE
                                      BEGINNING            COSTS           OTHER ACCOUNTS                                 AT END
          DESCRIPTION                 OF PERIOD        AND EXPENSES          - DESCRIBE            DEDUCTIONS            OF PERIOD
          -----------                 ---------        ------------          ----------            ----------            ---------
Year ended October 31, 2002
Deducted from asset accounts:
Allowance for doubtful
accounts receivable                   $1,336,490        $  279,134           $   13,273(D)         $  222,629(A)        $1,406,268
                                      ==========        ==========           ==========            ==========           ==========
Valuation allowance for
deferred income tax assets            $  116,000        $1,349,000(B)        $        0            $        0           $1,465,000
                                      ==========        ==========           ==========            ==========           ==========

Year ended October 31, 2001
Deducted from asset accounts:
Allowance for doubtful
accounts receivable                   $1,394,685        $  133,384           $  (87,204)(D)        $  104,375(A)        $1,336,490
                                      ==========        ==========           ==========            ==========           ==========
Valuation allowance for
deferred income tax assets            $  350,000        $        0           $        0            $  234,000(C)        $  116,000
                                      ==========        ==========           ==========            ==========           ==========

Year ended October 31, 2000
Deducted from asset accounts:
Allowance for doubtful
accounts receivable                   $1,705,641        $  265,698           $  (91,366)(D)        $  485,288(A)        $1,394,685
                                      ==========        ==========           ==========            ==========           ==========
Valuation allowance for
deferred income tax assets            $  189,000        $  161,000(B)        $        0            $        0           $  350,000
                                      ==========        ==========           ==========            ==========           ==========

(A) Uncollectible accounts written off, net of recoveries.
(B) Establishment of valuation allowance for operating loss carryforwards.
(C) Net operating loss carryforwards utilized.
(D) Changes in foreign currency.