Form 10-Q
period 2003-01-31
CUNO INC
filed 2003-02-19
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003         Commission file number
                                                              000-21109

                                CUNO INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               06-1159240
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

400 Research Parkway, Meriden, Connecticut                  06450
------------------------------------------     --------------------------------
  (Address of principal executive offices)               (Zip Code)

                                 (203) 237-5541
             -------------------------------------------------------
               Registrant's telephone number, including area code

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

Common Stock, $0.001 Par Value -- 16,623,372 shares as of January 31, 2003

                                CUNO INCORPORATED

                                                                                                 PAGE
                                                                                                 ----
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income - Three months ended January 31, 2003 and 2002           1

         Consolidated Balance Sheets - January 31, 2003 and October 31, 2002                        2

         Consolidated Statements of Cash Flows - Three months ended January 31, 2003 and 2002       3

         Notes to Unaudited Condensed Consolidated Financial Statements                             4

         Independent Accountants' Review Report                                                     8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                14

Item 4.  Controls and Procedures                                                                   15

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                       18-24

                                CUNO INCORPORATED
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                                            THREE MONTHS ENDED
                                                                                JANUARY 31,
                                                                       2003                     2002
                                                                   -----------              -----------
Net sales                                                          $    66,437              $    58,637
Less costs and expenses:
    Cost of products sold                                               36,683                   32,467
    Selling, general and administrative                                 17,789                   15,888
    Research, development and engineering                                3,670                    3,425
                                                                   -----------              -----------
                                                                        58,142                   51,780
                                                                   -----------              -----------

Operating income                                                         8,295                    6,857

Nonoperating income (expense):
    Interest expense                                                      (147)                    (130)
    Interest and other income, net                                          91                      171
                                                                   -----------              -----------
                                                                           (56)                      41
                                                                   -----------              -----------

Income before income taxes                                               8,239                    6,898

Income taxes                                                             2,851                    2,379

                                                                   -----------              -----------
Net income                                                         $     5,388              $     4,519
                                                                   ===========              ===========

Basic earnings per common share                                    $      0.33              $      0.28

Diluted earnings per common share                                  $      0.32              $      0.27

Basic shares outstanding                                            16,563,423               16,350,394

Diluted shares outstanding                                          16,941,155               16,795,713

See accompanying notes.

                                CUNO INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)

                                                                     JANUARY 31,           OCTOBER 31,
                                                                        2003                  2002
                                                                     -----------           -----------
ASSETS
Current assets
    Cash and cash equivalents                                        $  34,762               $ 40,872
    Accounts receivable, less allowances for
      doubtful accounts of $1,403 and $1,406, respectively              52,029                 50,862
    Inventories                                                         28,068                 26,173
    Deferred income taxes                                                7,870                  7,998
    Prepaid expenses and other current assets                            5,260                  4,233
                                                                     ---------               --------
        Total current assets                                           127,989                130,138

Noncurrent assets
    Deferred income taxes                                                1,515                  1,482
    Intangible assets, net                                              29,686                 28,758
    Prepaid pension costs                                                2,498                      -
    Other noncurrent assets                                              1,149                  1,742
    Property, plant and equipment, net                                  76,696                 74,759
                                                                     ---------               --------
        Total assets                                                 $ 239,533               $236,879
                                                                     ---------               --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank loans                                                       $  14,897               $ 16,374
    Accounts payable                                                    16,362                 16,256
    Accrued payroll and related taxes                                    9,588                 13,633
    Other accrued expenses                                              10,771                 10,093
    Accrued income taxes                                                 2,246                    497
    Current portion of long-term debt                                      715                    714
                                                                     ---------               --------
        Total current liabilities                                       54,579                 57,567

Noncurrent liabilities
    Long-term debt, less current portion                                 2,112                  2,030
    Deferred income taxes                                                5,848                  5,924
    Retirement benefits                                                  5,533                  8,945
                                                                     ---------               --------
        Total noncurrent liabilities                                    13,493                 16,899

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                         -                      -
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,623,372 and 16,566,625 shares issued and outstanding             17                     17
    Treasury Stock, at cost (2,747 shares)                                 (57)                   (57)
    Additional paid-in-capital                                          48,036                 46,375
    Unearned compensation                                                 (702)                  (551)
    Accumulated other comprehensive loss --
          Foreign currency translation adjustments                      (3,314)                (5,533)
          Minimum pension liability                                     (5,153)                (5,153)
          Change in fair value of derivative financial instruments         (77)                    (8)
                                                                     =========               ========
                                                                        (8,544)               (10,694)
    RETAINED EARNINGS                                                  132,711                127,323
                                                                     ---------               --------
        Total stockholders' equity                                     171,461                162,413
                                                                     ---------               --------
        Total liabilities and stockholders' equity                   $ 239,533               $236,879
                                                                     =========               ========

See accompanying notes.

                                CUNO INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                                 THREE MONTHS ENDED
                                                                                     JANUARY 31,
                                                                               2003              2002
                                                                               ----              ----
OPERATING ACTIVITIES
   Net income                                                                $  5,388          $  4,519
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                             2,371             1,912
      Noncash compensation recognized under employee stock plans                  143               201
      Gains on sales of property, plant and equipment                              (3)               (5)
      Pension funding in excess of expense                                     (6,000)           (3,749)
      Deferred income taxes                                                       128             1,529
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                     38               588
           Inventories                                                         (1,030)              603
           Prepaid expenses and other current assets                             (670)             (788)
           Accounts payable and accrued expenses                               (3,549)           (1,837)
           Accrued income taxes                                                 1,730            (1,478)
                                                                             --------          --------
Net cash (used for) provided by operating activities                           (1,454)            1,495

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                         19                20
      Acquisition of companies, net of cash acquired                             (149)                -
      Capital expenditures                                                     (3,426)           (3,217)
                                                                             --------          --------
Net cash used for investing activities                                         (3,556)           (3,197)

FINANCING ACTIVITIES
      Principal payments on long-term debt                                        (25)             (188)
      Net repayments under short-term bank loans                               (1,758)             (760)
      Proceeds from stock options exercised                                       149               141
                                                                             --------          --------
Net cash used for financing activities                                         (1,634)             (807)

Effect of exchange rate changes on cash and cash equivalents                      534                43
                                                                             --------          --------
Net change in cash and cash equivalents                                        (6,110)           (2,466)
Cash and cash equivalents -- beginning of period                               40,872            25,628
                                                                             --------          --------
Cash and cash equivalents -- end of period                                   $ 34,762          $ 23,162
                                                                             --------          --------

See accompanying notes.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2003

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

         CUNO Incorporated (the "Company", "CUNO", or "we") designs,manufactures and markets a comprehensive line of filtration products for the separation, clarification and purification of liquids and gases. Our products, which include proprietary depth filters and semi-permeable membrane filters, are sold in the potable water, healthcare and fluid processing markets throughout the world.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended October 31, 2002.

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. These estimates include, among others: depreciation, amortization, employee benefits, contingencies and asset valuation allowances (including those for bad debts and for deferred income tax assets). Actual results could differ from those estimates.

NOTE 2 - INVENTORIES

         Inventories consist of the following (amounts in thousands):

                                    JANUARY 31,    OCTOBER 31,
                                       2003           2002
                                    ---------      ---------
Raw materials                       $12,591          $11,701
Work-in-process                       3,681            3,112
Finished goods                       11,796           11,360
                                    -------          -------
                                    $28,068          $26,173
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

NOTE 3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share for the three months ended:

                                                 JANUARY 31,       JANUARY 31,
                                                    2003              2002
                                                    ----              ----
NUMERATOR:

  Net income                                    $ 5,388,000       $ 4,519,000
                                                ===========       ===========

DENOMINATORS:

  Weighted average shares outstanding            16,588,552        16,393,840
  Issued but unearned restricted shares             (25,129)          (43,446)
                                                -----------       -----------
  DENOMINATOR FOR BASIC EARNINGS PER SHARE       16,563,423        16,350,394
                                                ===========       ===========

  Weighted average shares outstanding            16,588,552        16,393,840
  Effect of dilutive employee stock options         352,603           401,873
                                                -----------       -----------
  DENOMINATOR FOR DILUTED EARNINGS PER SHARE     16,941,155        16,795,713
                                                ===========       ===========

  Basic earnings per share                      $      0.33       $      0.28
  Diluted earnings per share                    $      0.32       $      0.27

NOTE 4 - COMPREHENSIVE INCOME

         Total comprehensive income was comprised of the following (amounts in thousands):

                                                       THREE MONTHS ENDED
                                                           JANUARY 31,
                                                        2003        2002
                                                        ----        ----
Net income                                             $5,388      $4,519
Other comprehensive income (loss):
   Change in minimum pension liability,
      net of deferred income taxes of $195                 --         362
   Change in fair value of derivative
      financial instruments, net of deferred
      income taxes of  $95 and $52                       (131)         97
   Losses (gains) related to derivative
      financial instruments reclassified into
      earnings from other comprehensive
      income, net of $45 and $18 tax benefit               62         (33)
   Foreign currency translation adjustments             2,219        (979)
                                                       ------      ------
             Total comprehensive income                $7,538      $3,966
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

         Operating segment data includes the results of all subsidiaries, consistent with the management reporting of these operations. Financial information by geographic operating segments is summarized below (amounts in thousands):

                                         THREE MONTHS ENDED
                                             JANUARY 31,
                                          2003         2002
                                          ----         ----
NET SALES:
Europe                                   $13,086     $10,831
Japan                                      8,086       6,922
Asia/Pacific                               8,758       6,243
Latin America                              2,364       3,264
                                         -------     -------
    Subtotal - Foreign sales              32,294      27,260
North America                             42,904      39,107
Intercompany sales                        (8,761)     (7,730)
                                         -------     -------
                                         $66,437     $58,637
                                         =======     =======

                                           THREE MONTHS ENDED
                                               JANUARY 31,
                                            2003        2002
                                            ----        ----
OPERATING INCOME:
North America                              $5,230      $4,397
Europe                                        795         527
Japan                                         743         406
Asia/Pacific                                1,192         906
Latin America                                 335         621
                                           ------      ------
          Segment total                     8,295       6,857
                                           ------      ------
Interest expense                             (147)       (130)
Other, net                                     91         171
                                           ------      ------
Income before income taxes                 $8,239      $6,898
                                           ======      ======

Interest expense and other income (expense) have not been allocated to segments.

NOTE 6 - INTEREST AND OTHER INCOME (EXPENSE), NET

         Interest and other income (expense), net consisted of the following (amounts in thousands):

                                          THREE MONTHS ENDED
                                              JANUARY 31,
                                          2003         2002
                                          ----         ----
Interest income                           $141         $198
Exchange gains (losses)                    (38)          47
Gains on sales of property,
     Plant, and equipment                    3            5
Other, net                                 (15)         (79)
                                          ----         ----
                                          $ 91         $171
                                          ====         ====

NOTE 7 - NEWLY ISSUED ACCOUNTING STANDARDS

         In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. This statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for all exit or disposal activities initiated after December 31, 2002. We will assess the impact of this Statement when or if an exit plan for an activity exists.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation" (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the quarter ended April 30, 2003. The annual impact of a change to a fair value model has been previously disclosed in the Company's Annual Report on Form 10-K. We are currently studying this new accounting standard.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the Interpretation). The Interpretation requires companies to recognize, at inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of the Interpretation are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation are effective for interim and annual period financial statements ending after December 15, 2002. We do not believe any additional disclosure is needed currently related to the Interpretation and will apply the Interpretation prospectively if guarantees are entered into.

        Effective November 1, 2002, the Company adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, Statement 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." The adoption of Statement No. 144 did not have an impact on the Company.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Stockholders and Board of Directors
CUNO Incorporated

We have reviewed the accompanying condensed consolidated balance sheet of CUNO Incorporated as of January 31, 2003, and the related condensed consolidated statements of income and the condensed consolidated statements of cash flows for the three-month periods ended January 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of CUNO Incorporated as of October 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herewith) and in our report dated December 5, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                              /s/ Ernst & Young LLP
Hartford, Connecticut
February 18, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. Our MD&A is organized as follows:

         - CAUTION CONCERNING FORWARD-LOOKING STATEMENTS. This section discusses how certain forward-looking statements made by us throughout the MD&A and elsewhere in this report are based on management's present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

         - COMPANY OVERVIEW. This section provides a general description of our business.

         - CRITICAL ACCOUNTING POLICIES. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

         - RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months ended January 31, 2003 and 2002. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

         - FINANCIAL CONDITION AND LIQUIDITY. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements.

         -        QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.
                  This section discusses information about the various market risks we are exposed to as of the end of our latest fiscal year.

         - CONTROLS AND PROCEDURES. This section discusses the conclusions of our executive officer and principal financial officer about the effectiveness of our disclosure controls and procedures.

         - OTHER INFORMATION. This section describes material developments in the business or markets in which we compete, as well as any other information important to our stakeholders.

         - COMPANY RISK FACTORS. This section describes the material risks inherent in our business that investors should be aware of.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
         The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Also, we want to provide stockholders and investors with more meaningful and useful information and therefore, this quarterly report describes our beliefs regarding business conditions and the outlook for the Company, which reflects currently available information. These forward looking statements are subject to risks and uncertainties which, as described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended October 31, 2002, could cause the Company's actual results or performance to differ materially from those expressed herein. We assume no obligation to update the information contained in this quarterly report.

COMPANY OVERVIEW
         CUNO is a world leader in the designing, manufacturing and marketing of a comprehensive line of filtration products for the separation, clarification and purification of liquids and gases. Our products, which include proprietary depth filters and semi-permeable membrane filters, are used in the potable water, fluid processing, and healthcare markets. These products, most of which are disposable, effectively remove contaminants that range in size from molecules to sand particles. Our sales are balanced between domestic (approximately 55%) and international markets (approximately 45%). Our objective is to provide high value-added products and premium customer service. Our proprietary manufacturing processes result in products that lower customers' operating expenses and improve the quality of customers' end products by providing longer lasting, higher quality and more efficient filtration products.

CRITICAL ACCOUNTING POLICIES
         In December 2001 the U.S. Securities and Exchange Commission ("SEC") issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), encouraging companies to provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: accounting for depreciation, amortization, employee benefits, income taxes, contingencies and asset valuation allowances (including those for bad debts and for deferred income tax assets). We also have other key accounting policies, such as our policy for revenue recognition. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

         Depreciation and amortization - We depreciate our property, plant and equipment using the straight-line method over the estimated useful life of the asset. These periods range as follows:

                  Land improvements                10 - 20 years
                  Buildings and additions          30 - 40 years
                  Machinery and equipment          5 - 20 years
                  Computers and related equipment  3 - 5 years

         We amortize our patents and other amortizable intangible assets over their estimated useful lives. These periods generally range from 10 - 25 years.

         We review the carrying values of intangibles and long-lived assets on an annual basis. In addition, in the event that facts and circumstances indicate that the carrying value of intangibles and long-lived assets or other assets may be impaired at any other time, an evaluation is performed. Our evaluations compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount.

         Employee benefits - Under the provisions of SFAS No.87, "Employer's Accounting for Pensions" measurement of the obligations under employee benefits plans are subject to a number of assumptions. These include the future rate of return on plan assets, future rates of increase in compensation levels, and future interest rates. Each of these assumptions reflects our best estimate of future conditions.

         Contingencies, claims, assessments - From time to time, we are involved with contingencies, claims, and assessments. We use both in-house and outside legal counsel to assess the probability of loss. The Company establishes an accrual when the claims and litigation represent a probable loss and the cost can be reasonably estimated. There can be no assurance that the ultimate resolution of these contingencies, claims, and assessments will not differ materially from our estimates.

         Allowance for Bad Debt - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry and geographic locations we operate in. If a major customer's credit worthiness deteriorates, or our customers' actual defaults exceed our historical experience, our estimates could change and impact our reported results.

         Income Taxes - We estimate and use our expected annual effective income tax rate to accrue income taxes on an interim basis. We update these estimates quarterly. We record valuation allowances to reduce our deferred income tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we were to determine that we will not realize all or part of our deferred income tax assets in the future, we would make an adjustment to the carrying value of the deferred income tax asset, which would be reflected as an income tax expense. Conversely, if we were to determine that we will realize a deferred income tax asset, which currently has a valuation allowance, we would reverse the valuation allowance which would be reflected as an income tax benefit in our financial statements.

         Revenue Recognition - We recognize revenue in accordance with SEC
Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met, which is considered to have occurred upon shipment of the finished product.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JANUARY 31, 2003 VS. THREE MONTH PERIOD ENDED JANUARY 31, 2002

BUSINESS ENVIRONMENT
         Our operations are affected by global economic and political factors. However, our geographic and market diversity helps limit the impact of any one market or the economy of any single country on our consolidated results. The uncertainty in the North American economy, including conditions in certain markets in which we compete, impacted our consolidated results and is likely to continue to present challenges to our business near term.

NET SALES
         Net sales were $66.4 million in the first quarter of fiscal 2003 representing a 13.3 percent increase over 2002 first quarter sales of $58.6 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first quarter of 2002, net sales in the first quarter of 2003 would have been $1.5 million lower, or 10.7 percent greater overall.

         The following table displays the Company's sales by geographic segment (dollar amounts in thousands):

                                       THREE MONTHS ENDED                     CURRENCY
                                           JANUARY 31,            PERCENT     ADJUSTED
                                       2003          2002         CHANGE       CHANGE
                                       ----          ----         ------       ------
North America                        $36,895       $34,179          7.9%         7.9%
Europe                                11,120         8,661         28.4%        10.3%
Japan                                  7,979         6,847         16.5%        10.6%
Asia/Pacific                           8,232         5,741         43.4%        33.2%
Latin America                          2,211         3,209        (31.1%)        0.8%
                                     -------       -------        -----         ----
             Total sales             $66,437       $58,637         13.3%        10.7%
                                     =======       =======        =====         ====

         North American sales increased 7.9 percent in the first quarter of 2003 as compared to the same quarter in 2002. Stronger Potable Water and Fluid Processing market sales were responsible for the growth in North America during this time period. European sales increased 10.3 percent in local currency as compared to the same period in 2002. Healthcare sales were particularly strong in the quarter reflecting greater demand in the pharmaceutical industry. Sales in Japan were up 10.6 percent in local currency primarily reflecting an increase in sales to the fluid processing market. Asia/Pacific sales were up
33.2 percent excluding changes in currency values. The increase in Asia/Pacific sales was due primarily to the timing of some shipments as well as strong sales to the Australian wine industry. First quarter 2003 Latin American sales were relatively flat when expressed in local currency despite the economic troubles in Argentina and the Latin American region in general (see "Argentina Peso Devaluation" in the "Other Matters" section below for a discussion of our exposure to Argentina).

         The following table displays the Company's sales by market (dollar amounts in thousands):

                                            THREE MONTHS ENDED                       CURRENCY
                                                JANUARY 31,              PERCENT     ADJUSTED
                                            2003          2002           CHANGE       CHANGE
                                            ----          ----           ------       ------
Potable Water                             $30,381       $27,120          12.0%        11.2%
Fluid Processing                           17,628        15,149          16.4%        11.6%
Healthcare                                 18,428        16,368          12.6%         8.9%
                                          -------       -------          ----         ----
             Total sales                  $66,437       $58,637          13.3%        10.7%
                                          =======       =======          ====         ====

         The weak economies in the US and certain international markets (primarily Japan) have impacted all of our markets to some extent. The Fluid Processing sales increase of 11.6 percent reflects improved conditions in certain end markets. The strength in the Potable Water market was broad geographically, driven largely by strong overseas sales (up 20.4 percent in local currency) and strong sales growth in North America (up 9.4 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Healthcare sales increased and continue to benefit from a continued focus by management on competitively favorable product lines and market niches.

GROSS PROFIT

         Gross profit increased $3.6 million to $29.8 million in the first quarter of 2003 from $26.2 million in the first quarter of 2002. Gross profit as a percentage of net sales (gross margin) increased during that same period from
44.6 percent in 2002 to 44.8 percent in 2003. Although we are under pressure to maintain competitive prices with our customers, we pursue various supply-chain management initiatives designed to lower our production costs. In addition, we have ongoing programs to modernize our manufacturing facilities to gain more efficiencies.

OPERATING EXPENSES

         Selling, general and administrative expenses (SG&A) were up 12.0 percent. However, SG&A expenses were 26.8 percent of sales in the first quarter of fiscal 2003 compared to 27.1 percent of sales in the first quarter of fiscal 2002. Because of CUNO's international operations, the weaker US dollar served to increase the consolidated US dollar-reported SG&A expense.

         Research, development and engineering expenses (incurred primarily in the US) increased 7.2 percent to $3.7 million in the first quarter of 2003, reflecting our continued focus on the development of new products and technologies. As a percentage of sales, research, development and engineering expenses were 5.5 percent of sales in the first quarter of fiscal 2003 compared to 5.8 percent of sales in the first quarter of fiscal 2002.

OPERATING INCOME

         As a result of the above, operating income increased $1.4 million, or
21.0 percent, to $8.3 million or 12.5 percent of sales in the first quarter of fiscal 2003 compared to $6.9 million or 11.7 percent of sales in the first quarter of 2002.

NON-OPERATING ACTIVITY

         Interest expense was relatively flat in the first quarter of 2003 compared to the first quarter of 2002. See "Financial Position and Liquidity" below for further discussion of the Company's cash and debt structure. Interest income was down due to lower average interest rates in the first quarter of 2003, partially offset by higher average net investment levels.

INCOME TAXES

         The Company's effective income tax rate for the first quarter of 2003 was 34.6 percent compared to 34.5 percent in the first quarter of 2002. Our tax rate is impacted by the change in the mix of income attributed to the various countries in which we do business.

FINANCIAL POSITION AND LIQUIDITY

         We assess liquidity in terms of the Company's ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, capital expenditure levels, and adequate bank financing alternatives.

         We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents position ($34.8 million at January 31, 2003) and available sources of liquidity (approximately $29.8 million of available, unused worldwide short-term lines of credit) are sufficient to meet current and anticipated requirements for the foreseeable future. We do not rely on commercial paper or off-balance sheet financing arrangements for our liquidity needs nor do we have any investments in special purpose entities (SPEs).

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

         Likewise, we continue to invest in capital expenditures in order to expand and modernize manufacturing facilities around the globe. We currently have plans to expand manufacturing lines in Brazil, China, and France in order to meet product demands around the globe. In addition, new manufacturing lines and processes are being installed in the US to benefit the Water Group, Fluid Processing, and Healthcare operations.

         Set forth below is selected cash flow data (in thousands of dollars):

Source/(Use) of Cash                                                        THREE MONTHS ENDED
                                                                                 JANUARY 31,
                                                                           2003             2002
                                                                           ----             ----
OPERATING ACTIVITIES:
Pension funding in excess of expense                                     $(6,000)        $ (3,749)
Accrued income taxes                                                       1,730           (1,478)
Accounts payable and accrued expenses                                     (3,549)          (1,837)
Net cash (used for) provided by operating activities                      (1,454)           1,495

INVESTING ACTIVITIES:
Capital expenditures                                                      (3,426)          (3,217)
Acquisition of companies, net of cash acquired                              (149)              --

FINANCING ACTIVITIES:
Net change in total debt                                                  (1,783)            (948)

         The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Recent declines in the value of securities traded in equity markets coupled with declines in long-term interest rates have had a negative impact on the funded status of our plans. We made an incremental $6.0 million contribution to our US pension plans in the first quarter of 2003 and an incremental $4.0 million contribution to our US pension plans in the first quarter of 2002 to bolster the funding and earnings capabilities of the plans.

         The source of cash of $1,730,000 for income taxes payable primarily relates to the timing of Federal and other worldwide taxes on income paid. The increased use of cash for accounts payable and accrued expenses relates primarily to the timing of disbursements and larger bonus and incentive payments related to fiscal 2002 that were paid in fiscal 2003.

         Capital expenditures in 2003 primarily relate to the continued focus on expanding and modernizing manufacturing facilities around the globe. More specifically, these expenditures primarily relate to new manufacturing lines in Brazil and the US. The new manufacturing lines and processes being installed in the US will benefit the Water Group, Fluid Processing, and Healthcare operations. In the first quarter of fiscal 2003, we completed the acquisition of a distributor in Europe for total consideration of $448,000 ($149,000 in cash and $299,000 in other consideration). This acquisition did not have a material effect on the Company's historical financial statements or pro forma operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         There have been no material changes in the information reported in the Company's Form 10-K for the year ended October 31, 2002 under the "Market Risk Disclosures" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Contractual Obligations and Commercial Commitments

         Below is a table detailing, by maturity date, our Contractual Obligations and Commercial Commitments as of October 31, 2002 (amounts in thousands):

OBLIGATIONS AND
COMMITMENTS                 2003       2004      2005     2006      2007    THEREAFTER
-----------                 ----       ----      ----     ----      ------------------
Bank loans                 $16,374    $   --    $   --   $   --     $  --      $ --
Long-term debt                 714       862       139      135       131       763
Operating leases             2,151     1,917     1,470    1,310     1,394        --
                           --------------------------------------------------------
         Total             $19,239    $2,779    $1,609   $1,445    $1,525      $763

ITEM 4. CONTROLS AND PROCEDURES

         Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures as of January 31, 2003 (the "Evaluation Date"). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

         There have been no significant changes in our internal controls since the Evaluation Date. We are not aware of any significant change in any other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

OTHER INFORMATION

ARGENTINE PESO DEVALUATION
         A significant devaluation in the Argentine peso took place in the first quarter of 2002. We have a branch located in Argentina that accounted for less than 1% of consolidated net sales in 2002. Because this branch's operation is not material to our consolidated results, it has only a minimal impact on our overall results of operations. See "Market Risk Disclosures" above.

COST OF INSURANCE
         Partly as a result of the September 11, 2001 terrorist attacks, the cost of insurance has risen substantially and the availability of insurance has become more restrictive. We maintain insurance coverage with such deductibles and self-insurance as considered adequate for our needs. Such coverage reflects market conditions (including cost and availability) existing at the time it is written and the relationship of insurance coverage to self-insurance varies accordingly. We consider the impact of these changes as we continually assess the best way to provide for our insurance needs now and in the future.

COMPANY RISK FACTORS

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS
         Approximately 45% of our net sales are derived from international operations. Consequently, our reported financial results may be adversely affected by significant fluctuations in the value of the US dollar in comparison to local currencies in the countries in which we operate outside the US. We manufacture products in Japan, China, Brazil, France, Singapore and Australia. Our international operations may be affected by economic, political and governmental conditions in some of the countries where we have manufacturing facilities or where our products are sold. In addition, changes in economic or political conditions in any of the countries in which we operate could result in unfavorable taxation policies, exchange rates, new or additional currency or exchange controls, governmental regulations, credit risks, or other restrictions being imposed on the operations of the Company or expropriation.

PATENTS AND PROPRIETARY TECHNIQUES
         We have a broad patent portfolio as well as other proprietary information and manufacturing techniques and have applied, and will continue to apply, for patents to protect our technology. The Company's success depends in part upon our ability to protect our technology and proprietary products under US and foreign patent and other intellectual property laws. Trade secrets and confidential know-how which are not patented are protected through confidentiality agreements, contractual provisions and internal Company administrative procedures. There can be no assurance that such arrangements will provide meaningful protection for the Company in the event of any unauthorized use or disclosure. There can be no assurance that third parties will not assert infringement claims against the Company or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any such claim may require the Company to incur litigation expenses or subject the Company to liabilities.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report.

         Exhibit 15 - Acknowledgement of Ernst & Young LLP

         Exhibit 99.1 - Certification Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 - Certification Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on From 8-K

No reports were filed on Form 8-K during the quarter for which this 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUNO INCORPORATED

Date     February 18, 2003

By /s/ Mark G. Kachur
   ------------------
Mark G. Kachur
Chairman of the Board of Directors,
President and Chief Executive Officer

By /s/ Frederick C. Flynn, Jr.
   ---------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer,
Controller, and Assistant Secretary

                                 CERTIFICATIONS

I, Mark G. Kachur, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CUNO Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003

                                    /s/ Mark G. Kachur
                                    ------------------
                                    Mark G. Kachur
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                 CERTIFICATIONS

I, Frederick C. Flynn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CUNO Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003

                                    /s/ Frederick C. Flynn, Jr.
                                    ---------------------------
                                    Frederick C. Flynn, Jr.
                                    Senior Vice President, Chief Financial
                                    Officer
                                    (Principal Financial Officer)