Form 10-Q
period 2003-04-30
CUNO INC
filed 2003-05-21
CIK 1019779

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003   Commission file number 000-21109

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

                                 Not Applicable

--------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report.

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

Common Stock, $0.001 Par Value -- 16,690,059 shares as of April 30, 2003

                                CUNO INCORPORATED

                                                                                                       PAGE
                                                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income - Three months ended April 30, 2003 and 2002                   1

         Consolidated Statements of Income - Six months ended April 30, 2003 and 2002                     2

         Consolidated Balance Sheets - April 30, 2003 and October 31, 2002                                3

         Consolidated Statements of Cash Flows - Six months ended April 30, 2003 and 2002                 4

         Notes to Unaudited Condensed Consolidated Financial Statements                                5-10

         Independent Accountants' Review Report                                                          11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                   12-21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      21

Item 4.  Controls and Procedures                                                                         22

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders                                             23

Item 6.  Exhibits and Reports on Form 8-K                                                             23-30

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                       THREE MONTHS ENDED
                                                            APRIL 30,
                                                      2003            2002
                                                  ------------     ------------
Net sales                                         $     69,305     $     63,116
Less costs and expenses:
    Cost of products sold                               38,027           34,925
    Selling, general and administrative                 18,238           16,150
    Research, development and engineering                3,372            3,696
                                                  ------------     ------------
                                                        59,637           54,771
                                                  ------------     ------------

Operating income                                         9,668            8,345

Nonoperating income (expense):
    Interest expense                                      (134)            (111)
    Interest and other income, net                          90               27
                                                  ------------     ------------
                                                           (44)             (84)
                                                  ------------     ------------

Income before income taxes                               9,624            8,261

Income taxes                                             3,320            2,847

                                                  ------------     ------------
Net income                                        $      6,304     $      5,414
                                                  ============     ============

Basic earnings per common share                   $       0.38     $       0.33

Diluted earnings per common share                 $       0.37     $       0.32

Basic shares outstanding                            16,638,881       16,480,817

Diluted shares outstanding                          17,014,779       16,962,435

See accompanying notes.

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (dollars in thousands, except share amounts)

                                                         SIX MONTHS ENDED
                                                             APRIL 30,
                                                       2003            2002
                                                   ------------    ------------
Net sales                                          $    135,742    $    121,753
Less costs and expenses:
    Cost of products sold                                74,710          67,392
    Selling, general and administrative expenses         36,027          32,038
    Research, development and engineering                 7,042           7,121
                                                   ------------    ------------
                                                        117,779         106,551
                                                   ------------    ------------

Operating income                                         17,963          15,202

Nonoperating income (expense):
    Interest expense                                       (281)           (241)
    Interest and other income, net                          181             198
                                                   ------------    ------------
                                                           (100)            (43)
                                                   ------------    ------------

Income before income taxes                               17,863          15,159

Provision for income taxes                                6,171           5,226

                                                   ------------    ------------
Net income                                         $     11,692    $      9,933
                                                   ============    ============

Basic earnings per common share                    $       0.70    $       0.61

Diluted earnings per common share                  $       0.69    $       0.59

Basic shares outstanding                             16,601,152      16,415,606

Diluted shares outstanding                           16,956,848      16,852,399

See accompanying notes.

                                CUNO INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)

                                                                      APRIL 30,  OCTOBER 31,
                                                                        2003        2002
                                                                     ---------   -----------
ASSETS
Current assets
    Cash and cash equivalents                                        $  37,662    $  40,872
    Accounts receivable, less allowances for
      doubtful accounts of $1,416 and $1,406, respectively              55,880       50,862
    Inventories, net                                                    29,475       26,173
    Deferred income taxes                                                8,051        7,998
    Prepaid expenses and other current assets                            5,595        4,233
                                                                     ---------    ---------
        Total current assets                                           136,663      130,138

Noncurrent assets
    Deferred income taxes                                                1,528        1,482
    Intangible assets, net                                              30,233       28,758
    Prepaid pension costs                                                2,478            -
    Other noncurrent assets                                              1,133        1,742
    Property, plant and equipment, net                                  79,156       74,759
                                                                     ---------    ---------
        Total assets                                                 $ 251,191    $ 236,879
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                                $     663    $     714
    Bank loans                                                          11,478       16,374
    Accounts payable                                                    19,178       16,256
    Accrued payroll and related taxes                                   11,928       13,633
    Other accrued expenses                                              11,020       10,093
    Accrued income taxes                                                 3,195          497
                                                                     ---------    ---------
        Total current liabilities                                       57,462       57,567

Noncurrent liabilities
    Long-term debt, less current portion                                   216        2,030
    Deferred income taxes                                                5,702        5,924
    Retirement benefits                                                  5,568        8,945
                                                                     ---------    ---------
        Total noncurrent liabilities                                    11,486       16,899

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                         -            -
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,690,059 and 16,566,625 shares issued and outstanding             17           17
    Treasury Stock, at cost (2,747 shares)                                 (57)         (57)
    Additional paid-in-capital                                          48,915       46,375
    Unearned compensation                                                 (616)        (551)
    Accumulated other comprehensive loss --
          Foreign currency translation adjustments                         207       (5,533)
          Minimum pension liability                                     (5,153)      (5,153)
          Change in fair value of derivative financial instruments         (85)          (8)
                                                                     ---------    ---------
                                                                        (5,031)     (10,694)
    Retained earnings                                                  139,015      127,323
                                                                     ---------    ---------
        Total stockholders' equity                                     182,243      162,413
                                                                     ---------    ---------
        Total liabilities and stockholders' equity                   $ 251,191    $ 236,879
                                                                     =========    =========

See accompanying notes.

                                CUNO INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                            SIX MONTHS ENDED
                                                                                 APRIL 30,
                                                                            2003        2002
                                                                          --------    --------
OPERATING ACTIVITIES
   Net income                                                             $ 11,692    $  9,933
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                          4,802       3,913
      Noncash compensation recognized under employee stock plans               271         402
      Gains on sales of property, plant and equipment                           (7)        (15)
      Pension funding in excess of expense                                  (5,979)     (4,373)
      Deferred income taxes                                                   (148)      1,403
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                              (2,819)     (2,732)
           Inventories                                                      (1,308)          5
           Prepaid expenses and other current assets                        (1,062)       (655)
           Accounts payable and accrued expenses                             1,593       1,716
           Accrued income taxes                                              2,623      (1,328)
                                                                          --------    --------
Net cash provided by operating activities                                    9,658       8,269

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                      19          74
      Acquisition of companies, net of cash acquired                          (149)       (503)
      Capital expenditures                                                  (7,095)     (7,645)
                                                                          --------    --------
Net cash used for investing activities                                      (7,225)     (8,074)

FINANCING ACTIVITIES
      Principal payments on long-term debt                                  (2,069)       (921)
      Net repayments under short-term bank loans                            (5,295)     (1,242)
      Proceeds from stock options exercised                                    762       1,184
                                                                          --------    --------
Net cash used for financing activities                                      (6,602)       (979)

Effect of exchange rate changes on cash and cash equivalents                   959         196
                                                                          --------    --------
Net change in cash and cash equivalents                                     (3,210)       (588)
Cash and cash equivalents -- beginning of period                            40,872      25,628
                                                                          --------    --------
Cash and cash equivalents -- end of period                                $ 37,662    $ 25,040
                                                                          ========    ========

See accompanying notes

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended October 31, 2002.

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

NOTE 2 - INVENTORIES

         Inventories consist of the following (amounts in thousands):

                                    APRIL 30,                OCTOBER 31,
                                      2003                      2002
                                    --------                 ----------
Raw materials                       $ 13,610                  $ 11,701
Work-in-process                        3,705                     3,112
Finished goods                        12,160                    11,360
                                    --------                  --------
                                    $ 29,475                  $ 26,173
                                    ========                  ========

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

NOTE 3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share for the three months ended:

                                                               APRIL 30,         APRIL 30,
                                                                 2003              2002
                                                              -----------       -----------
NUMERATOR:

 Net income                                                   $ 6,304,000       $ 5,414,000
                                                              ===========       ===========

DENOMINATORS:

  Weighted average shares outstanding                          16,660,341        16,520,621
  Issued but unearned restricted shares                           (21,460)          (39,804)
                                                              -----------       -----------
  DENOMINATOR FOR BASIC EARNINGS PER SHARE                     16,638,881        16,480,817
                                                              ===========       ===========

  Weighted average shares outstanding                          16,660,341        16,520,621
  Effect of dilutive employee stock options                       354,438           441,814
                                                              -----------       -----------
  DENOMINATOR FOR DILUTED EARNINGS PER SHARE                   17,014,779        16,962,435
                                                              ===========       ===========

Basic earnings per share                                      $      0.38       $      0.33
Diluted earnings per share                                    $      0.37       $      0.32

         The following table sets forth the computation of basic and diluted earnings per common share for the six months ended:

                                                               APRIL 30,          APRIL 30,
                                                                 2003               2002
                                                              -----------       -----------
NUMERATOR:

 Net income                                                   $11,692,000       $ 9,933,000
                                                              ===========       ===========

DENOMINATORS:

  Weighted average shares outstanding                          16,624,447        16,457,231
  Issued but unearned restricted shares                           (23,295)          (41,625)
                                                              -----------       -----------
  DENOMINATOR FOR BASIC EARNINGS PER SHARE                     16,601,152        16,415,606
                                                              ===========       ===========

  Weighted average shares outstanding                          16,624,447        16,457,231
  Effect of dilutive employee stock options                       332,401           395,168
                                                              -----------       -----------
  DENOMINATOR FOR DILUTED EARNINGS PER SHARE                   16,956,848        16,852,399
                                                              ===========       ===========

Basic earnings per share                                      $      0.70       $      0.61
Diluted earnings per share                                    $      0.69       $      0.59

         During the first six months of 2003, 68,699 stock options were exercised (net of shares used to pay individual taxes) providing $762,000 in net cash proceeds to the Company. During the first six months of 2002, 106,923 stock options were exercised (net of shares used to pay individual taxes) providing $1,184,000 in net cash proceeds to the Company. In addition, 29,811 shares were used to provide employer matching contributions to our 401(k) plan in 2003. These shares had a fair market value of approximately $1.0 million which is included in Additional paid-in-capital.

NOTE 4 - COMPREHENSIVE INCOME

         Total comprehensive income was comprised of the following (amounts in thousands):

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             APRIL 30,              APRIL 30,
                                                         2003        2002       2003        2002
                                                         ----        ----       ----        ----
Net income                                              $6,304      $5,414     $11,692    $ 9,933
Other comprehensive income (loss):
   Change in minimum pension liability,
      net of deferred income taxes of $195                  --          --          --        362
   Change in fair value of derivative
      financial instruments, net of deferred
      income taxes of  $18, $8, $103 and $44               (25)        (15)       (156)        82
   Losses (gains) related to derivative
      financial instruments reclassified into
      earnings from other comprehensive
      income, net of deferred income taxes of
      $13, $7, $58 and $25                                  17         (12)         79        (45)
   Foreign currency translation adjustments              3,521       1,131       5,740        152
                                                        ------      ------     -------    -------
             Total comprehensive income                 $9,817      $6,518     $17,355    $10,484
                                                        ======      ======     =======    =======

         The overall weakness in the US dollar, compared to the currencies in which we conduct a large part of our business in, produced the foreign currency translation adjustment amounts above.

NOTE 5 - SEGMENT DATA

         For management reporting and control, the Company is divided into five geographic operating segments as presented below. Each segment has general operating autonomy over its markets. The management for each of our segments operate independent sales and manufacturing organizations that function within an overall corporate framework of strategic initiatives and performance targets.

         Operating segment data includes the results of all subsidiaries, consistent with the management reporting of these operations. Financial information by geographic operating segments is summarized below (amounts in thousands):

                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                               APRIL 30,                         APRIL 30,
                                          2003        2002                 2003           2002
                                          ----        ----                 ----           ----
NET SALES:
Europe                                   $15,627     $12,106             $ 28,713       $ 22,937
Japan                                      8,659       7,616               16,745         14,538
Asia/Pacific                               8,904       6,919               17,662         13,162
Latin America                              2,833       3,091                5,197          6,355
                                         -------     -------             --------       --------
    Subtotal - Foreign sales              36,023      29,732               68,317         56,992
North America                             43,973      42,473               86,875         81,580
Intercompany sales                       (10,691)     (9,089)             (19,450)       (16,819)
                                         -------     -------             --------       --------
                                         $69,305     $63,116             $135,742       $121,753
                                         =======     =======             ========       ========

                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                APRIL 30,                        APRIL 30,
                                            2003        2002                2003          2002
                                            ----        ----                ----          ----
OPERATING INCOME:
North America                              $6,098      $5,526              $11,329       $ 9,923
Europe                                      1,414         774                2,210         1,301
Japan                                         745         646                1,487         1,052
Asia/Pacific                                1,148         912                2,340         1,818
Latin America                                 263         487                  597         1,108
                                           ------      ------              -------       -------
          Segment total                     9,668       8,345               17,963        15,202
                                           ------      ------              -------       -------
Interest expense                             (134)       (111)                (281)         (241)
Other, net                                     90          27                  181           198
                                           ------      ------              -------       -------
Income before income taxes                 $9,624      $8,261              $17,863       $15,159
                                           ======      ======              =======       =======

         Interest expense and other income (expense) have not been allocated to segments.

NOTE 6 - INTEREST AND OTHER INCOME (EXPENSE), NET

         Interest and other income (expense), net consisted of the following (amounts in thousands):

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                APRIL 30,                         APRIL 30,
                                            2003         2002               2003          2002
                                            ----         ----               ----          ----
Interest income                            $  133      $  133              $   274       $   331
Exchange losses                               (39)        (88)                 (77)          (41)
Gains on sales of property,
 plant, and equipment                           4          10                    7            15
Other, net                                     (8)        (28)                 (23)         (107)
                                           ------      ------              -------       -------
                                           $   90      $   27              $   181       $   198
                                           ======      ======              =======       =======

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation" (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. We adopted the disclosure provisions of this Statement beginning with the quarter ended April 30, 2003. The annual impact of a change to a fair value model has been previously disclosed in the Company's Annual Report on Form 10-K. We are currently studying this new accounting standard.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the Interpretation). The Interpretation requires companies to recognize, at inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of the Interpretation are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation are effective for interim and annual period financial statements ending after December 15, 2002. There are no additional disclosures related to the adoption of this standard and we will apply the Interpretation prospectively if guarantees are entered into in the future.

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

NOTE 9 - STOCK OPTIONS AND AWARDS

         We currently account for our stock option awards under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No option-based employee compensation cost is reflected in net income, as all options granted under our plans had exercise prices equal to the market value of the underlying common stock on the date of grant. Restricted share grants awarded to employees are included in earnings as an expense over the vesting period of the award.

         The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (dollars in thousands):

                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         APRIL 30,                         APRIL 30,
                                                                    2003          2002               2003             2002
                                                                    ----          ----               ----             ----
Net income, as reported                                            $6,304        $5,414             $11,692          $9,933

Add: Stock-based compensation expense included in reported
net income, net of income taxes                                        83           131                 176             261

Deduct: Total stock-based compensation expense determined
under fair value based method for all awards, net of
income taxes                                                          528           528               1,080           1,039
                                                                   ------        ------             -------         -------
Pro forma net income                                               $5,859        $5,017             $10,788          $9,155
                                                                   ======        ======             =======          ======

Earnings per share:
         Basic - as reported                                       $ 0.38        $ 0.33             $  0.70          $ 0.61
         Basic - pro forma                                         $ 0.35        $ 0.30             $  0.65          $ 0.56
         Diluted - as reported                                     $ 0.37        $ 0.32             $  0.69          $ 0.59
         Diluted - pro forma                                       $ 0.34        $ 0.30             $  0.64          $ 0.54

NOTE 10 - BENEFIT PLANS

         The pension assumptions used to determine our October 31, 2002 plan liabilities and the fiscal 2003 pension expense were as follows:

                                                                   US PLANS                 JAPAN PLANS
                                                                   --------                 -----------
Weighted-average discount rate                                       7.00%                     2.50%
Rates of increases in compensation levels                            4.00%                     2.25%
Expected long-term rate of return on assets                          9.25%                     4.75%

         We determine our assumptions based on current economic and market data, as well as expectations of future economic and market data. Included in our analysis are company-specific considerations, such as current and future investment allocations, participant demographics, and employee compensation strategies.

         Pension expense for fiscal 2003 is determined at the beginning of the fiscal year and expensed ratably throughout the year. The total pension expense to be recognized in 2003 will amount to approximately $1.7 million ($1.6 million in fiscal 2002). We made an incremental cash contribution of $6.0 million in the first quarter of fiscal 2003 and generally make normal cash contributions to the Plans in an amount equivalent to the annual expense.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Stockholders and Board of Directors
CUNO Incorporated

We have reviewed the accompanying condensed consolidated balance sheet of CUNO Incorporated as of April 30, 2003, and the related condensed consolidated statements of income for the three-month and six-month periods ended April 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six-month periods ended April 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
May 20, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and footnotes to help provide an understanding of our financial position, changes in our financial position and results of our operations. Our MD&A is organized as follows:

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

         - CRITICAL ACCOUNTING POLICIES. This section discusses those accounting policies that are both considered important to our financial statements and require significant judgment and estimates on the part of management in their application.

         - RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and six months ended April 30, 2003 and 2002. In addition, a brief description is provided of transactions and events that impact the comparability of these results.

         - FINANCIAL POSITION AND LIQUIDITY. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements.

         Other information is presented in Items 3, 4 and elsewhere as follows:

         - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK. This section discusses information about the various market risks we are exposed to as of the end of the latest fiscal period presented.

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

KEY CUSTOMERS AND SUPPLIERS

         We have multi-year contracts and arrangements in place with several of our major customers and suppliers. These contracts and arrangements help us effectively plan and manage our operations. Since the markets for our products are dynamic, these contracts and arrangements are continually evolving as we are sensitive to the changing needs of our customers and the ongoing performance of our suppliers. There is no assurance, however, that these contracts and arrangements will be renewed, will not be terminated prematurely or revised to take into consideration the evolving nature of our relationships with our customers and suppliers.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

         Because we want to provide shareholders with more meaningful and useful information, this annual report contains statements relating to future events and the predicted performance of CUNO Incorporated (the "Company", "CUNO", or "we") which may constitute forward-looking statements, as defined under the Private Securities Litigation Act. We have tried, wherever possible, to identify these "forward looking" statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties which could cause our actual results performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks and uncertainties include the following: economic and political conditions in the foreign countries in which we conduct a substantial part of our operations and other risks associated with international operations including taxation policies, credit risk, exchange rate fluctuations and the risk of expropriation; our ability to protect our technology, proprietary products and manufacturing techniques; volumes of shipments of our products, changes in our product mix and product pricing; continuing beneficial relationships with customers; costs of raw materials; the rate of economic and industry growth in the United States and the other countries in which we conduct our business; changes in technology, changes in legislative, regulatory or industrial requirements and risks generally associated with new product introductions and applications; and domestic and international competition in our global markets. We assume no obligation to publicly release revisions to the forward-looking statements to reflect new events or circumstances.

CRITICAL ACCOUNTING POLICIES

         In December 2001 the U.S. Securities and Exchange Commission ("SEC") issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), encouraging companies to provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: accounting for depreciation, amortization, employee benefits, income taxes, contingencies, stock based compensation and asset valuation allowances (including those for bad debts and for deferred income tax assets). We also have other key accounting policies, such as our policy for revenue recognition. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

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

         We amortize our patents and other amortizable intangible assets over their estimated useful lives. The straight line method of amortization is used unless another method is more appropriate and reliable in reflecting the pattern in which the asset provides economic benefits. These periods generally range from 10 - 25 years.

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

         Employee benefits - We account for our pension plans in accordance with SFAS No. 87, "Employer's Accounting for Pensions". In applying this accounting practice, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets.

The primary assumptions are as follows:

         - Weighted average discount rate - this rate is used to estimate the current value of future benefits. This rate is adjusted based on movements in long-term interest rates.

         - Expected long-term rate of return on assets - this rate is used to estimate future growth in investments and investment earnings. The expected return is based upon a combination of historical market performance and anticipated future returns for a portfolio reflecting the mix of equity, debt and other investments indicative of our plan assets.

         - Rates of increase in compensation levels - this rate is used to estimate projected annual pay increases, which are used to determine the wage base used to project employees' pension benefits at retirement.

         We determine these assumptions based on consultations with our outside actuaries and investment advisors. Any variance in the above assumptions could have a significant impact on future recognized pension costs, assets and obligations.

         Contingencies, claims, assessments -- From time to time, we are involved with contingencies, claims, and assessments. We use both in-house and outside legal counsel to assess the probability of loss. The Company establishes an accrual when the claims and litigation represent a probable loss and the cost can be reasonably estimated. There can be no assurance that the ultimate resolution of these contingencies, claims, and assessments will not differ materially from our estimates.

         Allowance for Bad Debts -- We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry and geographic locations in which we operate. If a major customer's credit worthiness deteriorates, or our customers' actual defaults exceed our historical experience, our estimates could change and impact our reported results.

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

         Stock Based Compensation - We currently account for our stock option awards under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost pertaining to stock options is reflected in net income, as all options granted under our plans had exercise prices equal to the market value of the underlying common stock on the date of grant. Restricted share grants awarded to employees are included in earnings as an expense over the vesting period of the award.

         Revenue Recognition -- We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met, which is considered to have occurred upon shipment of the finished product.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED APRIL 30, 2003 VS. THREE MONTH PERIOD ENDED APRIL 30, 2002

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

NET SALES

         Net sales were $69.3 million in the second quarter of fiscal 2003 representing a 9.8 percent increase over 2002 second quarter sales of $63.1 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the second quarter of 2002, net sales in the second quarter of 2003 would have been $2.8 million lower, or 5.3 percent greater overall.

         The following table displays our sales by geographic segment (dollar amounts in thousands):

                                           THREE MONTHS ENDED                        CURRENCY
                                                APRIL 30,             PERCENT        ADJUSTED
                                          2003           2002         CHANGE          CHANGE
                                          ----           ----         ------         -------
North America                            $36,993       $36,858          0.4%            0.4%
Europe                                    12,935         9,603         34.7%            9.5%
Japan                                      8,587         7,538         13.9%            3.1%
Asia/Pacific                               8,136         6,189         31.5%           19.4%
Latin America                              2,654         2,928         (9.4%)          29.3%
                                         -------       -------         ----            ----
             Total sales                 $69,305       $63,116          9.8%            5.3%
                                         =======       =======         ====            ====

         North American sales were relatively flat in the second quarter of 2003 as compared to the same quarter in 2002. An overall sluggish economy and particular weakness in some of the residential markets were factors in these results. European sales increased 9.5 percent in local currency as compared to the same period in 2002. Healthcare sales, particularly in the bio-pharmaceutical market, continued their overall strength. Sales in Japan were up 3.1 percent in local currency primarily reflecting a moderate increase in sales to the fluid processing market. Asia/Pacific sales were up 19.4 percent excluding changes in currency values. The increase in Asia/Pacific sales was due primarily to a broad strength in the Australian markets (particularly wine and potable water) as well as strength in the Asian Potable Water and Healthcare markets. Second quarter 2003 Latin American sales increased 29.3 percent due in part to some large, one-time shipments and strength in the Healthcare market.

         The following table displays our sales by market (dollar amounts in thousands):

                                           THREE MONTHS ENDED                        CURRENCY
                                                APRIL 30,             PERCENT        ADJUSTED
                                          2003           2002         CHANGE          CHANGE
                                          ----           ----         ------         -------
Potable Water                            $31,314       $29,541           6.0%         4.6%
Fluid Processing                          18,447        16,499          11.8%         4.9%
Healthcare                                19,544        17,076          14.5%         6.8%
                                         -------       -------          ----          ---
             Total sales                 $69,305       $63,116           9.8%         5.3%
                                         =======       =======          ====          ===

         The weak economies in the US and certain international markets (primarily Japan and Latin America) have impacted all of our markets. The Fluid Processing sales increase of 4.9 percent reflects improved conditions in certain end markets. The increase in the Potable Water market was broad geographically, driven largely by strong overseas sales (up 22.7 percent in local currency). Healthcare sales increased 6.8 percent in local currency and continue to benefit from a continued focus by management on competitively favorable product lines and market niches.

GROSS PROFIT

         Gross profit increased $3.1 million to $31.3 million in the second quarter of 2003 from $28.2 million in the second quarter of 2002. Gross profit as a percentage of net sales (gross margin) increased during that same period from 44.7 percent in 2002 to 45.1 percent in 2003. Although we are under pressure to maintain competitive prices with our customers, we pursue various supply-chain management initiatives designed to lower our production costs. In addition, we have ongoing programs to modernize our manufacturing facilities to gain more efficiencies.

OPERATING EXPENSES

         Selling, general and administrative expenses ("SG&A") were up 12.9 percent in the second quarter of 2003 as compared to the same period in 2002. SG&A expenses were 26.3 percent of sales in the second quarter of fiscal 2003 compared to 25.6 percent of sales in the second quarter of fiscal 2002. Because of CUNO's international operations, the weaker US dollar served to increase the consolidated US dollar-reported SG&A expense.

         Research, development and engineering expenses ("RD&E"), which are incurred primarily in the US, decreased 8.8 percent from 3.7 million to $3.4 million in the second quarter of 2003. In 2003, we received approximately $0.5 million in RD&E cost reimbursements from various new customers. Adjusting for these one-time items, RD&E would have increased 3.7 percent - this reflects our continued focus on the development of new products and technologies. As a percentage of sales, RD&E expenses were 5.5 percent of sales (adjusted for reimbursements above) in the second quarter of fiscal 2003 compared to 5.9 percent of sales in the second quarter of fiscal 2002.

OPERATING INCOME

         As a result of the above, operating income increased $1.3 million, or
15.9 percent, to $9.7 million or 13.9 percent of sales in the second quarter of fiscal 2003 compared to $8.3 million or 13.2 percent of sales in the second quarter of 2002.

NON-OPERATING ACTIVITY

         Interest expense was relatively flat in the second quarter of 2003 compared to the second quarter of 2002. See "Financial Position and Liquidity" below for further discussion of the Company's cash and debt structure.

Interest income was flat due to lower average interest rates in the second quarter of 2003, offset by higher average investment levels.

INCOME TAXES

         The Company's effective income tax rate for both the second quarter of 2003 and the second quarter of 2002 was 34.5 percent. Overall, our tax rate is impacted by the change in the mix of income attributed to the various countries in which we do business.

SIX MONTH PERIOD ENDED APRIL 30, 2003 VS. SIX MONTH PERIOD ENDED APRIL 30, 2002

NET SALES

         Net sales were $135.7 million in the first six months of fiscal 2003 representing an 11.5 percent increase over 2002 sales of $121.8 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first six months of 2002, net sales in the first six months of 2003 would have been $4.4 million lower, or 7.9 percent greater overall.

         The following table displays our sales by geographic segment (dollar amounts in thousands):

                                            SIX MONTHS ENDED                         CURRENCY
                                                APRIL 30,             PERCENT        ADJUSTED
                                          2003           2002         CHANGE          CHANGE
                                          ----           ----         ------         -------
North America                           $ 73,887      $ 71,035          4.0%            4.0%
Europe                                    24,056        18,265         31.7%            9.8%
Japan                                     16,566        14,385         15.2%            6.7%
Asia/Pacific                              16,367        11,930         37.2%           26.1%
Latin America                              4,866         6,138        (20.7%)          14.4%
                                        --------      --------        -----            ----
             Total sales                $135,742      $121,753         11.5%            7.9%
                                        ========      ========        =====            ====

         North American sales increased 4.0 percent in the first six months of 2003 as compared to the same period in 2002. Moderately stronger Potable Water and Fluid Processing market sales were responsible for the growth in North America during this time period. Strong growth in sales to OEM customers, direct marketing companies and appliance manufacturers were offset by weakness in the residential markets. European sales increased 9.8 percent in local currency as compared to the same period in 2002. Healthcare sales were particularly strong during this period reflecting greater demand in the pharmaceutical industry. Sales in Japan were up 6.7 percent in local currency primarily reflecting an increase in sales to the Fluid Processing market. Asia/Pacific sales were up
26.1 percent excluding changes in currency values. The increase in Asia/Pacific sales was due primarily to strong sales to the Australian wine industry as well as strength in the Asian Potable Water and Healthcare markets. Latin American sales increased 14.4 percent due in large part to the timing of certain large shipments.

         The following table displays our sales by market (dollar amounts in thousands):

                                            SIX MONTHS ENDED                         CURRENCY
                                                APRIL 30,             PERCENT        ADJUSTED
                                          2003           2002         CHANGE          CHANGE
                                          ----           ----         ------         -------
Potable Water                            $ 61,695      $ 56,661         8.9%           7.8%
Fluid Processing                           36,075        31,648        14.0%           8.1%
Healthcare                                 37,972        33,444        13.5%           7.8%
                                         --------      --------        ----            ---
             Total sales                 $135,742      $121,753        11.5%           7.9%
                                         ========      ========        ====            ===

         The weak economies in the US and certain international markets (primarily Japan) have impacted all of our markets to some extent. The Fluid Processing sales increase of 14.0 percent reflects improved conditions in certain end markets. The strength in the Potable Water market was broad geographically, driven largely by strong overseas sales (up 21.6 percent in local currency). Healthcare sales increased and continue to benefit from a continued focus by management on competitively favorable product lines and market niches.

GROSS PROFIT

         Gross profit increased $6.7 million to $61.0 million in the first six months of 2003 from $54.4 million in the first six months of 2002. Gross profit as a percentage of net sales (gross margin) increased during that same period from 44.6 percent in 2002 to 45.0 percent in 2003. Although we are under pressure to maintain competitive prices with our customers, we pursue various supply-chain management initiatives designed to lower our production costs. In addition, we have ongoing programs to modernize our manufacturing facilities to gain more efficiencies.

OPERATING EXPENSES

         Selling, general and administrative expenses (SG&A) were up 12.5 percent in the first half of 2003 compared to the same period in 2002. SG&A expenses were 26.5 percent of sales in the first six months of fiscal 2003 compared to 26.3 percent of sales in the first six months of fiscal 2002. Because of CUNO's international operations, the weaker US dollar served to increase the consolidated US dollar-reported SG&A expense.

         Research, development and engineering expenses ("RD&E"), which are incurred primarily in the US, decreased 1.1 percent from $7.1 million to $7.0 million in the first six months of 2003. In 2003, we received approximately $0.5 million in RD&E cost reimbursements from various new customers. Adjusting for these one-time items, RD&E would have increased 5.4 percent - this reflects our continued focus on the development of new products and technologies. As a percentage of sales, RD&E expenses were 5.5 percent of sales (adjusted for reimbursements above) in the first six months of fiscal 2003 compared to 5.8 percent of sales in the first six months of fiscal 2002.

OPERATING INCOME

         As a result of the above, operating income increased $2.8 million, or
18.2 percent, to $18.0 million or 13.2 percent of sales in the first six months of fiscal 2003 compared to $15.2 million or 12.5 percent of sales in the first six months of 2002.

NON-OPERATING ACTIVITY

         Interest expense was relatively flat in the first six months of 2003 compared to the first six months of 2002. See "Financial Position and Liquidity" below for further discussion of the Company's cash and debt structure. Interest income was down due to lower average interest rates in the first quarter of 2003, partially offset by higher average investment levels.

INCOME TAXES

         The Company's effective income tax rate for the first six months of both 2003 and 2002 was 34.5 percent. Our tax rate is impacted by the change in the mix of income attributed to the various countries in which we do business.

FINANCIAL POSITION AND LIQUIDITY

         We assess liquidity in terms of the Company's ability to generate cash to fund our continuing operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, capital expenditure levels, and adequate bank financing alternatives.

         We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents position ($37.7 million at April 30, 2003) and available sources of liquidity (approximately $29.8 million of available, unused worldwide short-term lines of credit) are sufficient to meet current and anticipated requirements for the foreseeable future. We do not rely on commercial paper or off-balance sheet financing arrangements for our liquidity needs nor do we have any investments in special purpose entities (SPEs).

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

         Set forth below is selected cash flow data (in thousands of dollars):

Source/(Use) of Cash                                   SIX MONTHS ENDED
                                                           APRIL 30,
                                                      2003         2002
                                                      ----         ----
OPERATING ACTIVITIES:
Pension funding in excess of expense                 $(5,979)    $ (4,373)
Inventories                                           (1,308)           5
Net cash provided by operating activities              9,658        8,269

INVESTING ACTIVITIES:
Capital expenditures                                  (7,095)      (7,645)
Net cash used for investing activities                (7,225)      (8,074)

FINANCING ACTIVITIES:
Net change in total debt                              (7,364)      (2,163)
Proceeds from stock options exercised                    762        1,184
Net cash used for financing activities                (6,602)        (979)

         The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Recent declines in the value of securities traded in equity markets coupled with declines in long-term interest rates have had a negative impact on the funded status of our plans. We made an incremental $6.0 million contribution to our US pension plans in the first quarter of 2003 and an incremental $4.0 million contribution to our US pension plans in the first quarter of 2002 to bolster the funding and earnings capabilities of the plans. The increase of cash of $1.3 million in inventories is primarily in response to the overall increase in sales volumes around the world.

         Capital expenditures in 2003 primarily relate to the continued focus on expanding and modernizing manufacturing facilities around the globe. More specifically, these expenditures primarily relate to new manufacturing lines in Brazil and the US. The new manufacturing lines and processes being installed in the US will benefit the Water Group, Fluid Processing, and Healthcare operations.

         During the first six months of 2003, we made certain scheduled payments on long-term debt, as well as prepaid approximately $1.4 million in long term debt. In addition, certain other short term debt instruments were paid down. During the first six months of 2003, 68,699 stock options were exercised (net of shares used to pay individual taxes) providing $0.8 million in net cash proceeds to the Company. During the first six months of 2002, 106,923 stock options were exercised (net of shares used to pay individual taxes) providing $1.2 million in net cash proceeds to the Company.

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

Contractual Obligations and Commercial Commitments

         Below is a table detailing, by maturity date, our Contractual Obligations and Commercial Commitments as of October 31, 2002 (amounts in thousands):

OBLIGATIONS AND
  COMMITMENTS               2003      2004     2005     2006       2007        THEREAFTER      TOTAL
  -----------               ----      ----     ----     ----       ----        ----------      -----
Bank loans                $16,374    $   --   $   --   $   --     $   --          $ --        $16,374
Long-term debt                714       862      139      135        131           763          2,744
Operating leases            2,151     1,917    1,470    1,310      1,394            --          8,242
                          ---------------------------------------------------------------------------
         Total            $19,239    $2,779   $1,609   $1,445     $1,525          $763        $27,360

         See 2003 changes in bank loans and long-term debt detailed on the Consolidated Statements of Cash Flows for the six months ended April 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

         (a) Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures as of April 30, 2003 (the "Evaluation Date"). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

         (b) There have been no significant changes in our internal controls since the Evaluation Date. We are not aware of any significant change in any other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      We held our annual meeting of Stockholders on March 6, 2003.

(b) The following individuals were nominated and elected to serve a term of three years as Directors:

                  Mr. Joel B. Alvord.
                  Dr. Charles L. Cooney
                  Mr. John M. Galvin

(c)      The stockholders voted on the following matters:

         1. Election of Directors -- the voting results for each nominee, all of whom were reelected, are as follows:

      Name                         Votes For          Votes Withheld           Not Voted
      ----                         ---------          --------------           ---------
Mr. Joel B. Alvord                 14,760,451             263,909              1,598,236
Dr. Charles L. Cooney              14,703,747             320,613              1,598,236
Mr. John M. Galvin                 14,678,793             345,567              1,598,236

         2. A proposal for the approval of the Second Amendment to the 1996 Stock Incentive Plan was approved by a count of 9,367,741 votes for, 4,304,144 votes against, 29,675 votes abstaining, and 2,921,036 shares not voted.

         3. A proposal for the approval of the Second Amendment to the Non-Employee Directors' Stock Option Plan was approved by a count of 10,207,083 votes for, 3,461,796 votes against, 32,681 votes abstaining, and 2,921,036 shares not voted.

         4. A proposal for the approval of the performance goals in the Executive Management Incentive Plan was approved by a count of 14,551,012 votes for, 437,363 votes against, 35,985 votes abstaining, and 1,598,236 shares not voted.

         5. A proposal for the appointment of Ernst & Young LLP as independent auditors was approved by a count of 13,723,552 votes for, 1,283,827 votes against, 16,981 votes abstaining, 1,598,236 shares not voted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report.

         Exhibit 15 -- Acknowledgement of Ernst & Young LLP

         Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on From 8-K

We filed a Report on Form 8-K, dated February 20, 2003, under "Item 5. Other Events," reporting our financial results for the first quarter ended January 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUNO INCORPORATED

Date     May 21, 2003

By /s/Mark G. Kachur
   --------------------
Mark G. Kachur
Chairman of the Board of Directors,
President and Chief Executive Officer

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

Date: May 21, 2003

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

Date: May 21, 2003

                                 /s/ Frederick C. Flynn, Jr.
                                 ---------------------------
                                 Frederick C. Flynn, Jr.
                                 Senior Vice President, Chief Financial Officer (Principal Financial Officer)