Form 10-Q
period 2003-07-31
CUNO INC
filed 2003-08-20
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003    Commission file number 000-21109

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

Common Stock,  $0.001 Par Value -- 16,731,120 shares as of July 31, 2003

                                CUNO INCORPORATED

                                                                                          PAGE
                                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Consolidated Statements of Income - Three months ended July 31, 2003
        and 2002                                                                             1

        Consolidated Statements of Income - Nine months ended July 31, 2003
        and 2002                                                                             2

        Consolidated Balance Sheets - July 31, 2003 and October 31, 2002                     3

        Consolidated Statements of Cash Flows - Nine months ended July 31, 2003
        and 2002                                                                             4

        Notes to Unaudited Condensed Consolidated Financial Statements                    5-10

        Independent Accountants' Review Report                                              11

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                            12-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk                       21-22

Item 4. Controls and Procedures                                                             22

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                 23-29

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands, except share and per-share amounts)


                                                             THREE MONTHS ENDED
                                                                   JULY 31,
                                                         2003                     2002
                                                     ------------             ------------
Net sales                                            $     74,965             $     68,932
Less costs and expenses:
    Cost of products sold                                  41,088                   37,920
    Selling, general and administrative                    18,826                   17,186
    Research, development and engineering                   3,855                    3,729
                                                     ------------             ------------
                                                           63,769                   58,835
                                                     ------------             ------------

Operating income                                           11,196                   10,097

Nonoperating income (expense):
    Interest expense                                         (159)                     (94)
    Interest and other income, net                            180                       31
                                                     ------------             ------------
                                                               21                      (63)
                                                     ------------             ------------

Income before income taxes                                 11,217                   10,034

Income taxes                                                3,750                    3,405

                                                     ------------             ------------
Net income                                           $      7,467             $      6,629
                                                     ============             ============


Basic earnings per common share                      $       0.45             $       0.40

Diluted earnings per common share                    $       0.44             $       0.39

Basic shares outstanding                               16,685,602               16,525,092

Diluted shares outstanding                             17,088,250               16,958,674


See accompanying notes.

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands, except share and per-share amounts)


                                                                      NINE MONTHS ENDED
                                                                          JULY 31,
                                                                2003                     2002
                                                            ------------             ------------
Net sales                                                   $    210,707             $    190,685
Less costs and expenses:
    Cost of products sold                                        115,798                  105,312
    Selling, general and administrative expenses                  54,853                   49,224
    Research, development and engineering                         10,897                   10,850
                                                            ------------             ------------
                                                                 181,548                  165,386
                                                            ------------             ------------

Operating income                                                  29,159                   25,299

Nonoperating income (expense):
    Interest expense                                                (440)                    (335)
    Interest and other income, net                                   361                      229
                                                            ------------             ------------
                                                                     (79)                    (106)
                                                            ------------             ------------

Income before income taxes                                        29,080                   25,193

Provision for income taxes                                         9,921                    8,631

                                                            ------------             ------------
Net income                                                  $     19,159             $     16,562
                                                            ============             ============

Basic earnings per common share                             $       1.15             $       1.01

Diluted earnings per common share                           $       1.13             $       0.98

Basic shares outstanding                                      16,629,302               16,449,402

Diluted shares outstanding                                    17,000,649               16,877,245


See accompanying notes.

                                CUNO INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)


                                                                              JULY 31,             OCTOBER 31,
                                                                                2003                  2002
                                                                              ---------            -----------
Assets
Current assets
    Cash and cash equivalents                                                 $  41,952             $  40,872
    Accounts receivable, less allowances for
      doubtful accounts of $1,413 and $1,406, respectively                       59,382                50,862
    Inventories, net                                                             28,527                26,173
    Deferred income taxes                                                         8,424                 7,998
    Prepaid expenses and other current assets                                     5,421                 4,233
                                                                              ---------             ---------
        Total current assets                                                    143,706               130,138

Noncurrent assets
    Deferred income taxes                                                         1,507                 1,482
    Intangible assets, net                                                       30,653                28,758
    Prepaid pension costs                                                         2,669                    --
    Other noncurrent assets                                                       1,234                 1,742
    Property, plant and equipment, net                                           82,035                74,759
                                                                              ---------             ---------
        Total assets                                                          $ 261,804             $ 236,879
                                                                              ---------             ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                                         $     705             $     714
    Bank loans                                                                   11,953                16,374
    Accounts payable                                                             19,343                16,256
    Accrued payroll and related taxes                                            11,636                13,633
    Other accrued expenses                                                       10,455                10,093
    Accrued income taxes                                                          4,866                   497
                                                                              ---------             ---------
        Total current liabilities                                                58,958                57,567

Noncurrent liabilities
    Long-term debt, less current portion                                            322                 2,030
    Deferred income taxes                                                         6,119                 5,924
    Retirement benefits                                                           5,685                 8,945
                                                                              ---------             ---------
        Total noncurrent liabilities                                             12,126                16,899

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                                 --                    --
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,731,120 and 16,566,625 shares issued and outstanding                      17                    17
    Treasury Stock, at cost (2,747 shares)                                          (57)                  (57)
    Additional paid-in-capital                                                   49,770                46,375
    Unearned compensation                                                          (698)                 (551)
    Accumulated other comprehensive loss --
          Foreign currency translation adjustments                                  387                (5,533)
          Minimum pension liability                                              (5,153)               (5,153)
          Change in fair value of derivative financial instruments                  (28)                   (8)
                                                                              ---------             ---------
                                                                                 (4,794)              (10,694)
    Retained earnings                                                           146,482               127,323
                                                                              ---------             ---------
        Total stockholders' equity                                              190,720               162,413
                                                                              ---------             ---------
        Total liabilities and stockholders' equity                            $ 261,804             $ 236,879
                                                                              =========             =========


See accompanying notes.

                                CUNO INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)


                                                                                          NINE MONTHS ENDED
                                                                                             JULY 31,

                                                                                     2003                 2002
                                                                                   --------             --------
Operating activities
   Net income                                                                      $ 19,159             $ 16,562
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                                   7,272                5,984
      Noncash compensation recognized under employee stock plans                        407                  603
      Gains on sales of property, plant and equipment                                   (13)                 (16)
      Pension funding in excess of expense                                           (5,997)              (4,290)
      Deferred income taxes                                                            (120)                 365
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                       (6,425)              (2,827)
           Inventories                                                                 (338)                (671)
           Prepaid expenses and other current assets                                 (1,009)              (1,579)
           Accounts payable and accrued expenses                                      1,140                6,269
           Accrued income taxes                                                       4,291                  259
                                                                                   --------             --------
Net cash provided by operating activities                                            18,367               20,659

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                               35                   80
      Acquisition of companies, net of cash acquired                                   (149)                (503)
      Capital expenditures                                                          (12,420)             (12,236)
      Other, net                                                                       (339)                  --
                                                                                   --------             --------
Net cash used for investing activities                                              (12,873)             (12,659)

FINANCING ACTIVITIES
      Principal payments on long-term debt                                           (2,069)                (921)
      Net repayments under short-term bank loans                                     (4,650)                 122
      Proceeds from stock options exercised                                           1,193                1,564
                                                                                   --------             --------
Net cash (used for) provided by financing activities                                 (5,526)                 765

Effect of exchange rate changes on cash and cash equivalents                          1,112                  202
                                                                                   --------             --------
Net change in cash and cash equivalents                                               1,080                8,967
Cash and cash equivalents -- beginning of period                                     40,872               25,628
                                                                                   --------             --------
Cash and cash equivalents -- end of period                                         $ 41,952             $ 34,595
                                                                                   ========             ========


See accompanying notes.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 2002.

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

NOTE 2 - INVENTORIES

      Inventories consist of the following (amounts in thousands):

                                       JULY 31,          OCTOBER 31,
                                         2003               2002
                                       -------            -------
            Raw materials              $12,493            $11,701
            Work-in-process              3,823              3,112
            Finished goods              12,211             11,360
                                       -------            -------
                                       $28,527            $26,173
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

NOTE 3 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per common share for the three months ended:

                                                                       JULY 31,          JULY 31,
                                                                         2003                     2002
                                                                     ------------             ------------
            NUMERATOR:

               Net income                                            $  7,467,000             $  6,629,000
                                                                     ============             ============

            DENOMINATORS:

               Weighted average shares outstanding                     16,708,826               16,556,206
               Issued but unearned restricted shares                      (23,224)                 (31,114)
                                                                     ------------             ------------
               DENOMINATOR FOR BASIC EARNINGS PER SHARE                16,685,602               16,525,092
                                                                     ============             ============

               Weighted average shares outstanding                     16,708,826               16,556,206
               Effect of dilutive employee stock options                  379,424                  402,468
                                                                     ------------             ------------
               DENOMINATOR FOR DILUTED EARNINGS PER SHARE              17,088,250               16,958,674
                                                                     ============             ============

            Basic earnings per share                                 $       0.45             $       0.40
            Diluted earnings per share                               $       0.44             $       0.39


      The following table sets forth the computation of basic and diluted earnings per common share for the nine months ended:

                                                                       JULY 31,                 JULY 31,
                                                                         2003                     2002
                                                                     ------------             ------------
            NUMERATOR:

               Net income                                            $ 19,159,000             $ 16,562,000
                                                                     ============             ============

            DENOMINATORS:

               Weighted average shares outstanding                     16,652,573               16,490,222
               Issued but unearned restricted shares                      (23,271)                 (40,820)
                                                                     ------------             ------------
               DENOMINATOR FOR BASIC EARNINGS PER SHARE                16,629,302               16,449,402
                                                                     ============             ============

               Weighted average shares outstanding                     16,652,573               16,490,222
               Effect of dilutive employee stock options                  348,076                  387,023
                                                                     ------------             ------------
               DENOMINATOR FOR DILUTED EARNINGS PER SHARE              17,000,649               16,877,245
                                                                     ============             ============

            Basic earnings per share                                 $       1.15             $       1.01
            Diluted earnings per share                               $       1.13             $       0.98


      During the first nine months of 2003, 98,411 stock options were exercised (net of shares used to pay individual taxes) providing approximately $1.2 million in net cash proceeds to the Company. During the first nine months of 2002, 133,088 stock options were exercised (net of shares used to pay individual taxes) providing $1.6 million in net cash proceeds to the Company. In addition, 35,404 shares were used to provide employer matching contributions to our 401(k) plan in 2003. These shares had a fair market value of approximately $1.2 million, which is included in additional paid-in-capital.

NOTE 4 - COMPREHENSIVE INCOME

      Total comprehensive income was comprised of the following (amounts in thousands):


                                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                    JULY 31,                                 JULY 31,
                                                           2003                 2002                 2003                 2002
                                                         --------             --------             --------             --------
Net income                                               $  7,467             $  6,629             $ 19,159             $ 16,562
Other comprehensive income (loss):
   Change in minimum pension liability,
      net of deferred income taxes of $195                     --                   --                   --                  362
   Change in fair value of derivative
      financial instruments, net of income
      taxes of  $48, $61, $60 and $2                           69                 (112)                 (87)                   4
   Losses (gains) related to derivative
      financial instruments reclassified into
      earnings from other comprehensive
      income, net of income taxes of
      $9, $56, $46 and $80                                    (12)                (103)                  67                 (182)
   Foreign currency translation adjustments                   180                 (640)               5,920                 (488)
                                                         --------             --------             --------             --------
             Total comprehensive income                  $  7,704             $  5,774             $ 25,059             $ 16,258
                                                         ========             ========             ========             ========

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

      Operating segment data includes the results of all subsidiaries, consistent with the management reporting of these operations. Financial information by geographic operating segments is summarized below (amounts in thousands):


                                              THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                   JULY 31,                                   JULY 31,
                                           2003                  2002                  2003                  2002
                                        ---------             ---------             ---------             ---------
NET SALES:
Europe                                  $  16,704             $  14,112             $  45,416             $  37,049
Japan                                       8,902                 8,445                25,647                22,983
Asia/Pacific                                9,221                 7,680                26,882                20,842
Latin America                               3,296                 2,723                 8,493                 9,077
                                        ---------             ---------             ---------             ---------
    Subtotal - Foreign sales               38,123                32,960               106,438                89,951
North America                              46,746                45,843               133,623               127,422
Intercompany sales                         (9,904)               (9,871)              (29,354)              (26,688)
                                        ---------             ---------             ---------             ---------
                                        $  74,965             $  68,932             $ 210,707             $ 190,685
                                        =========             =========             =========             =========


                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 JULY 31,                                  JULY 31,
                                         2003                 2002                 2003                 2002
                                      --------             --------             --------             --------
OPERATING INCOME:
North America                         $  6,716             $  6,663             $ 18,045             $ 16,683
Europe                                   1,936                1,225                4,146                2,486
Japan                                      906                  728                2,393                1,759
Asia/Pacific                             1,346                1,114                3,686                2,909
Latin America                              292                  367                  889                1,462
                                      --------             --------             --------             --------
          Segment total                 11,196               10,097               29,159               25,299
                                      --------             --------             --------             --------
Interest expense                          (159)                 (94)                (440)                (335)
Other, net                                 180                   31                  361                  229
                                      --------             --------             --------             --------
Income before income taxes            $ 11,217             $ 10,034             $ 29,080             $ 25,193
                                      ========             ========             ========             ========


      Interest expense and other income (expense) have not been allocated to segments.

NOTE 6 - INTEREST AND OTHER INCOME (EXPENSE), NET

      Interest and other income (expense), net consisted of the following (amounts in thousands):


                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                JULY 31,                          JULY 31,
                                        2003              2002              2003              2002
                                       -----             -----             -----             -----
Interest income                        $ 159             $ 122             $ 433             $ 452
Exchange losses                          (24)               (6)             (101)              (47)
Gains on sales of property,                6                 1                13                16
plant, and equipment
Other, net                                39               (86)               16              (192)
                                       -----             -----             -----             -----
                                       $ 180             $  31             $ 361             $ 229
                                       =====             =====             =====             =====

NOTE 7 - NEWLY ISSUED ACCOUNTING STANDARDS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation" (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. We adopted the disclosure provisions of this Statement beginning with the quarter ended April 30, 2003. The annual impact of a change to a fair value model has been previously disclosed in the Company's Annual Report on Form 10-K. We are currently analyzing the alternatives allowed under this new accounting standard.

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

      The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (dollars in thousands):

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            JULY 31,                          JULY 31,
                                                                     2003             2002             2003              2002
                                                                  ----------       ----------       ----------        ----------
Net income, as reported                                           $    7,467       $    6,629       $   19,159        $   16,562
Add: Stock-based compensation expense included in reported
net income, net of income taxes                                           88              131              264               392
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards, net of
income taxes                                                             526              574            1,606             1,613
                                                                  ----------       ----------       ----------        ----------
Pro forma net income                                              $    7,029       $    6,186       $   17,817        $   15,341
                                                                  ==========       ==========       ==========        ==========
Earnings per share:
         Basic - as reported                                      $     0.45       $     0.40       $     1.15        $     1.01
         Basic - pro forma                                        $     0.42       $     0.37       $     1.07        $     0.93
         Diluted - as reported                                    $     0.44       $     0.39       $     1.13        $     0.98
         Diluted - pro forma                                      $     0.41       $     0.36       $     1.05        $     0.91

NOTE 10 - BENEFIT PLANS

      The pension assumptions used to determine our October 31, 2002 plan liabilities and the fiscal 2003 pension expense are as follows:

                                                     US PLANS         JAPAN PLANS
Weighted-average discount rate                         7.00%            2.50%
Rates of increases in compensation levels              4.00%            2.25%
Expected long-term rate of return on assets            9.25%            4.75%

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Stockholders and Board of Directors
CUNO Incorporated

We have reviewed the accompanying condensed consolidated balance sheet of CUNO Incorporated as of July 31, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended July 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                    /s/ Ernst & Young LLP
Hartford, Connecticut
August 19, 2003

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

      - RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and nine months ended July 31, 2003 and 2002. In addition, a brief description is provided of transactions and events that impact the comparability of these results.

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

CRITICAL ACCOUNTING POLICIES

      The SEC defines the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: accounting for depreciation and amortization, employee benefits, income taxes, contingencies, stock based compensation and asset valuation allowances (including those for bad debts and for deferred income tax assets). We also have other key accounting policies, such as our policy for revenue recognition. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. There were no changes in accounting policies or significant changes in accounting estimates during the current period.

      Depreciation and amortization - We depreciate our property, plant and equipment using the straight-line method over the estimated useful life of the asset. These periods range as follows:

                Land improvements                   10 - 20 years
                Buildings and additions             30 - 40 years
                Machinery and equipment             5 - 20 years
                Computers and related equipment     3 - 5 years

      We amortize our patents and other amortizable intangible assets over their estimated useful lives. The straight line method of amortization is used unless another method is more appropriate and reliable in reflecting the pattern in which the asset provides economic benefits. These periods generally range from 10 - 20 years.

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

            Revenue Recognition -- We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met, which, based on our shipping terms, is considered to have occurred upon shipment of the finished product.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JULY 31, 2003 VS. THREE MONTH PERIOD ENDED JULY 31,
2002

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

NET SALES

      Net sales were $75.0 million in the third quarter of fiscal 2003 representing an 8.8 percent increase over 2002 third quarter sales of $68.9 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the third quarter of 2002, net sales in the third quarter of 2003 would have been $3.3 million lower, or 4.0 percent greater overall.

      The following table displays our sales by geographic segment (dollar amounts in thousands):

                               THREE MONTHS ENDED                              CURRENCY
                                    JULY 31,                  PERCENT          ADJUSTED
                            2003              2002            CHANGE            CHANGE
                          -------            -------          -------           ------
North America             $40,386            $39,859             1.3%             1.3%
Europe                     14,465             11,242            28.7%             7.2%
Japan                       8,778              8,354             5.1%             1.4%
Asia/Pacific                8,139              6,865            18.6%             6.9%
Latin America               3,197              2,612            22.4%            31.3%
                          -------            -------
   Total sales            $74,965            $68,932             8.8%             4.0%
                          =======            =======


      North American sales were relatively flat in the third quarter of 2003 as compared to the same quarter in 2002. An overall sluggish US economy and particular weakness in Fluid Processing and some of the residential markets within Potable Water were factors in these results. European sales increased 7.2 percent in local currency as compared to the same period in 2002. Healthcare sales continued their overall strength, and sales in the Potable Water market were up significantly. Sales in Japan were up 1.4 percent in local currency primarily reflecting a moderate increase in sales to the Healthcare market. Asia/Pacific sales were up 6.9 percent excluding changes in currency values. The increase in Asia/Pacific sales was due primarily to increased volume in the Fluid Processing markets as well as strength in the Asian Healthcare markets. Third quarter 2003 Latin American sales in local currency increased 31.3 percent due primarily to new product sales within the Potable Water market.

      The following table displays our sales by market (dollar amounts in thousands):

                                 THREE MONTHS ENDED                               CURRENCY
                                      JULY 31,                  PERCENT           ADJUSTED
                               2003               2002           CHANGE            CHANGE
                             -------            -------          ------            ------
Potable Water                $34,606            $31,133            11.2%             9.2%
Fluid                         19,040             18,979             0.3%            (6.0%)
Processing
Healthcare                    21,319             18,820            13.3%             5.6%
                             -------            -------
      Total sales            $74,965            $68,932             8.8%             4.0%
                             =======            =======

      The weak economies in the US and certain other countries have impacted all of our markets, although Fluid Processing remains our most cyclical market. The Fluid Processing sales decrease (in local currency) reflects continued weakness, primarily in certain US end markets. The increase in the Potable Water market was broad geographically, driven largely by strong overseas sales (up 28.1 percent in local currency) and moderate growth in North America. Healthcare sales increased 5.6 percent in local currency and continue to benefit from an ongoing focus by management on competitively favorable product lines and market niches.

GROSS PROFIT

      Gross profit increased $2.9 million to $33.9 million in the third quarter of 2003 from $31.0 million in the third quarter of 2002. Gross profit as a percentage of net sales (gross margin) increased during that same period from
45.0 percent in 2002 to 45.2 percent in 2003. Although we are under pressure to maintain competitive prices with our customers, we pursue various supply-chain management initiatives designed to lower our production costs. In addition, we have ongoing programs to modernize our manufacturing facilities to gain more efficiencies.

OPERATING EXPENSES

      Selling, general and administrative expenses ("SG&A") were up 9.5 percent in the third quarter of 2003 as compared to the same period in 2002. SG&A expenses were 25.1 percent of sales in the third quarter of fiscal 2003 compared to 24.9 percent of sales in the third quarter of fiscal 2002. Because of CUNO's international operations, the weaker US dollar served to increase the consolidated US dollar-reported SG&A expense.

      Research, development and engineering expenses ("RD&E"), which are incurred primarily in the US, increased 3.4 percent from $3.7 million to $3.9 million in the third quarter of 2003. As a percentage of sales, RD&E expenses were 5.1 percent of sales in the third quarter of fiscal 2003 compared to 5.4 percent of sales in the third quarter of fiscal 2002.

OPERATING INCOME

      As a result of the above, operating income increased $1.1 million, or 10.9 percent, to $11.2 million or 14.9 percent of sales in the third quarter of fiscal 2003 compared to $10.1 million or 14.6 percent of sales in the third quarter of 2002.

NON-OPERATING ACTIVITY

      Interest expense was relatively minor in both the third quarter of 2003 and 2002. See "Financial Position and Liquidity" below for further discussion of the Company's cash and debt structure. Interest income was flat due to lower average interest rates in the third quarter of 2003, offset by higher average investment levels.

INCOME TAXES

      The Company's effective income tax rate for the third quarter of 2003 was
33.4 percent compared to 33.9 percent in the third quarter of 2002. Due to the wide range of effective tax rates in the countries in which we operate, our tax rate is impacted by the change in the mix of income attributed to these various countries.

NINE MONTH PERIOD ENDED JULY 31, 2003 VS. NINE MONTH PERIOD ENDED JULY 31,
2002

NET SALES

      Net sales were $210.7 million in the first nine months of fiscal 2003 representing a 10.5 percent increase over 2002 sales of $190.7 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first nine months of 2002, net sales in the first nine months of 2003 would have been $7.7 million lower, or 6.5 percent greater overall.

      The following table displays our sales by geographic segment (dollar amounts in thousands):


                                    NINE MONTHS ENDED                                CURRENCY
                                       JULY 31,                    PERCENT            ADJUSTED
                               2003                2002            CHANGE             CHANGE
                             --------            --------          ------             ------
North America                $114,273            $110,895             3.0%              3.0%
Europe                         38,520              29,507            30.5%              8.9%
Japan                          25,345              22,739            11.5%              4.7%
Asia/Pacific                   24,509              18,795            30.4%             19.1%
Latin America                   8,060               8,749            (7.9%)            19.9%
                             --------            --------
      Total sales            $210,707            $190,685            10.5%              6.5%
                             ========            ========

      North American sales increased 3.0 percent in the first nine months of 2003 as compared to the same period in 2002. Moderately stronger Potable Water market sales were responsible for this growth in North America during this time period. Strong growth in sales to Original Equipment Manufacturers or "OEM" customers, direct marketing companies and appliance manufacturers were offset by weakness in the residential markets. European sales increased 8.9 percent in local currency as compared to the same period in 2002. Healthcare sales were particularly strong during this period reflecting greater demand in the pharmaceutical industry, and sales in the Potable Water market were up significantly. Sales in Japan were up 4.7 percent in local currency despite an overall weak economy. Asia/Pacific sales were up 19.1 percent excluding changes in currency values. The increase in Asia/Pacific sales was due primarily to broad-based strength in sales throughout both Asia and Australia. Latin American sales increased 19.9 percent due to in large part to overall broad strength in all markets as well as new product sales within the Potable Water market.

      The following table displays our sales by market (dollar amounts in thousands):


                                  NINE MONTHS ENDED                                CURRENCY
                                       JULY 31,                     PERCENT        ADJUSTED
                               2003                2002             CHANGE          CHANGE
                             --------            --------           ------          ------
Potable Water                $ 96,301            $ 87,794             9.7%             8.3%
Fluid Processing               55,117              50,627             8.9%             2.8%
Healthcare                     59,289              52,264            13.4%             7.1%
                             --------            --------
      Total sales            $210,707            $190,685            10.5%             6.5%
                             ========            ========

      The weak economies in the US and certain other countries (primarily Japan) have impacted all of our markets to some extent. The strength in the Potable Water market was broad geographically, driven largely by strong overseas sales (up 23.8 percent in local currency). The Fluid Processing sales increase of 2.8 percent reflects modest growth and the cyclicality of this market. Healthcare sales increased 7.1 percent (10.8 percent overseas) and continue to benefit from an ongoing focus by management on competitively favorable product lines and market niches.

GROSS PROFIT

      Gross profit increased $9.5 million to $94.9 million in the first nine months of 2003 from $85.4 million in the first nine months of 2002. Gross profit as a percentage of net sales (gross margin) increased during that same period from 44.8 percent in 2002 to 45.0 percent in 2003. Although we are under pressure to maintain competitive prices with our customers, we pursue various supply-chain management initiatives designed to lower our production costs. In addition, we have ongoing programs to modernize our manufacturing facilities to gain more efficiencies.

OPERATING EXPENSES

      Selling, general and administrative expenses (SG&A) were up 11.4 percent in the first nine months of 2003 compared to the same period in 2002. SG&A expenses were 26.0 percent of sales in the first nine months of fiscal 2003 compared to 25.8 percent of sales in the first nine months of fiscal 2002. Because of CUNO's international operations, the weaker US dollar served to increase the consolidated US dollar-reported SG&A expense in 2003.

      Research, development and engineering expenses ("RD&E"), which are incurred primarily in the US, were flat in the first nine months of 2003 versus the comparable period in 2002. In 2003, we received approximately $0.5 million in RD&E cost reimbursements from various new customers. Adjusting for these one-time items, RD&E would have increased 4.7 percent - this reflects our continued focus on the development of new products and technologies. As a percentage of sales, RD&E expenses were 5.4 percent of sales (adjusted for reimbursements above) in the first nine months of fiscal 2003 compared to 5.7 percent of sales in the first nine months of fiscal 2002.

OPERATING INCOME

      As a result of the above, operating income increased $3.9 million, or 15.3 percent, to $29.2 million or 13.8 percent of sales in the first nine months of fiscal 2003 compared to $25.3 million or 13.3 percent of sales in the first nine months of 2002.

NON-OPERATING ACTIVITY

      Interest expense was relatively flat in the first nine months of 2003 compared to the first nine months of 2002. See "Financial Position and Liquidity" below for further discussion of the Company's cash and debt structure. Interest income was flat due to lower average interest rates in 2003, partially offset by higher average investment levels.

INCOME TAXES

      The Company's effective income tax rate for the first nine months of 2003 was 34.1 percent compared to 34.3 percent in 2002. Our tax rate is impacted by the change in the mix of income attributed to the various countries in which we do business.

FINANCIAL POSITION AND LIQUIDITY

      We assess liquidity in terms of the Company's ability to generate cash to fund our continuing operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, capital expenditure levels, and adequate bank financing alternatives.

      We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents position ($42.0 million at July 31, 2003) and available sources of liquidity (approximately $29.8 million of available, unused worldwide short-term lines of credit) are sufficient to meet current and anticipated requirements for the foreseeable future. We do not rely on commercial paper or off-balance sheet financing arrangements for our liquidity needs nor do we have any investments in special purpose entities (SPEs).

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

      Likewise, we continue to invest in capital expenditures in order to expand and modernize manufacturing facilities around the globe. We currently have plans to expand certain international manufacturing lines in order to meet product demands around the globe. In addition, new manufacturing lines and processes are being installed in the US to benefit the Water Group, Fluid Processing, and Healthcare operations.

      Set forth below is selected cash flow data (in thousands of dollars):


Source/(Use) of Cash                                      NINE MONTHS ENDED
                                                                JULY 31,
                                                        2003                 2002
                                                     --------             --------
OPERATING ACTIVITIES:
Pension funding in excess of expense                 $ (5,997)            $ (4,290)
Accounts receivable                                    (6,425)              (2,827)
Accounts payable and accrued expenses                   1,140                6,269
Accrued income taxes                                    4,291                  259
Net cash provided by operating activities              18,367               20,659

INVESTING ACTIVITIES:
Capital expenditures                                  (12,420)             (12,236)
Net cash used for investing activities                (12,873)             (12,659)

FINANCING ACTIVITIES:
Net change in total debt                               (6,719)                (799)
Net cash used for financing activities                 (5,526)                 765

      The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Recent declines in the value of securities traded in equity markets coupled with declines in long-term interest rates have had a negative impact on the funded status of our plans. We made an incremental $6.0 million contribution to our US pension plans in the first quarter of 2003 and an incremental $4.0 million contribution to our US pension plans in the first quarter of 2002 to bolster the funding and earnings capabilities of the plans. The increase in accounts receivable in the first nine months of 2003 relates to the higher level of sales volume in 2003, and the timing of collections. The increase in accounts payable and accrued expenses during the first nine months of 2002 primarily relates to the timing of inventory purchases and cash disbursements.

The increase in accrued income taxes in the first nine months of 2003 primarily relates to the increased profitability of the Company and the timing of payments to worldwide governments for taxes assessed on that income.

      Capital expenditures in 2003 primarily relate to the continued focus on expanding and modernizing manufacturing facilities around the globe. More specifically, these expenditures primarily relate to new manufacturing lines in Brazil and the US. The new manufacturing lines and processes being installed in the US will benefit the Water Group, Fluid Processing, and Healthcare operations.

      During the first nine months of 2003, we made certain scheduled payments on long-term debt, as well as prepaid approximately $1.4 million in long term debt. In addition, certain other short term debt instruments were paid down.

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

Contractual Obligations and Commercial Commitments

      Below is a table detailing, by maturity date, our Contractual Obligations and Commercial Commitments as of October 31, 2002 (amounts in thousands):

      OBLIGATIONS AND
      COMMITMENTS               2003          2004          2005          2006          2007     THEREAFTER      TOTAL
      -----------               ----          ----          ----          ----          ----     ----------      -----
      Bank loans              $16,374        $   --        $   --        $   --        $   --        $ --        $16,374
      Long-term debt              714           862           139           135           131         763          2,744
      Operating leases          2,151         1,917         1,470         1,310         1,394          --          8,242
                              -------        ------        ------        ------        ------        ----        -------
            Total             $19,239        $2,779        $1,609        $1,445        $1,525        $763        $27,360

      Also, see 2003 changes in bank loans and long-term debt detailed on the Consolidated Statements of Cash Flows for the nine months ended July 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      (a) Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures as of July 31, 2003 (the "Evaluation Date"). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

COST OF INSURANCE

      Due to market forces, the cost of insurance has risen substantially and the availability of insurance has become more restrictive. We maintain insurance coverage with such deductibles and self-insurance as considered adequate for our needs. Such coverage reflects market conditions (including cost and availability) existing at the time it is written and the relationship of insurance coverage to self-insurance varies accordingly. We consider the impact of these changes as we continually assess the best way to provide for our insurance needs now and in the future.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report.

      Exhibit 15 -- Acknowledgement of Ernst & Young LLP

      Exhibit 31.1 - Certification of Mark G. Kachur pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 - Certification of Frederick C. Flynn Jr. pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on From 8-K

We filed a Report on Form 8-K, dated May 21, 2003, under "Item 5. Other Events," reporting our financial results for the second quarter ended April 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUNO INCORPORATED

Date  August 20, 2003

By /s/Mark G. Kachur
   -----------------
Mark G. Kachur
Chairman of the Board of Directors,
President and Chief Executive Officer


By /s/ Frederick C. Flynn, Jr.
   ---------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer,
Controller, and Assistant Secretary