Form 10-K
period 2003-10-31
CUNO INC
filed 2003-12-18
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003

                        COMMISSION FILE NUMBER 000-21109

                                CUNO INCORPORATED
                              ---------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              06-1159240
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

400 Research Parkway, Meriden, Connecticut                              06450
------------------------------------------                            ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate with a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         As of November 28, 2003, approximately 16,870,791 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price on that date) was approximately $718.8 Million.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part II, Part III and Part IV of this report to the extent described herein.

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

         Our objective is to provide high value-added products and premium customer service. Our proprietary manufacturing processes result in products with features that lower customers' operating expenses and improve the quality of customers' end products. As part of our commitment to customer service, we designate our own scientists, each of whom possess particular industry expertise, to collaborate with customers on specific projects to insure satisfaction with its products and to create new products.

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

(b)      Financial information about industry segments:

         The Company is divided into five geographic operating segments, each of which has general operating autonomy over its products and local operations. These operating segments are as follows: North America, Europe, Japan, Asia/Pacific, and Latin America. See Note 9 - Segment Financial Data on pages 33-35 of the 2003 Annual Report to Stockholders which is incorporated herein by reference.

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

OPERATING SEGMENTS: We serve three primary markets through a geographical operating structure. Each of our five operating segments (North America, Europe, Japan, Asia/Pacific, and Latin America ) manufacture and sell products into the Potable Water, Fluid Processing, and Healthcare markets. These markets represent the end markets in which the customers reside. Since the nature and attributes of the markets vary widely by geographic region, to best address these markets we have established a management structure based upon geography. The management for each of the geographic regions operate independent sales and manufacturing organizations that function within an overall corporate framework of strategic initiatives and performance targets. The majority of these initiatives and targets are established to best address the three major markets and to achieve the financial objectives of the business. Further detail on our three major markets follows:

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

         The food service industry has an increasing need for consistent global product quality. Food service includes water used for fountain beverages, steam ovens, coffee and tea (i.e. "recipe quality water"). Specifically, restaurants have become increasingly aware of the need for water filtration to control the taste and quality of the water used in their businesses. Worldwide sales to the potable water market totaled $132,938,000, $119,456,000 and $107,263,000 during the years ended October 31, 2003, 2002, and 2001, respectively.

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

         A significant segment of our fluid processing market is electronics manufacturing. Ultra pure water is used to rinse the components during manufacturing in order to ensure that the product is particle free with no residual contamination. The industry uses corrosive, high purity chemicals and gases for the manufacture of computer chips, hard disks, video terminals and other components. All of the chemicals and gases used are processed through very fine filtration systems. The strengthening demand for electronic products and oil and gas products has helped recent sales growth, and certain new products are expected to stimulate growth in the future. Sales to the fluid processing market totaled $74,626,000, $68,714,000 and $71,898,000 during the years ended October 31 2003, 2002, and 2001, respectively.

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

         Our healthcare market customers include pharmaceutical and biotechnology companies that require cost-efficient filtration and high levels of purity for production of sterile, contaminate free drugs, as well as producers of diagnostic test kits which require highly efficacious membranes. In addition, applications include the production of bacteria-free water and food and beverage products. Sales to the healthcare market totaled $80,667,000, $70,031,000 and $65,288,000 during the years ended October 31 2003, 2002, and
2001, respectively.

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

In the second quarter of fiscal 2001, we completed two acquisitions - a product line in Australia and a distributor in Europe -- for a total cost of $4.5 million. These acquisitions did not have a material effect on the our historical financial statements or pro forma operating results

PRODUCTS: We manufacture a full range of products by offering our customers solutions to a wide range of filtration requirements. Many of the products manufactured by us use electrokinetic adsorption, a proprietary chemical process we developed which alters both membrane and depth filter media surfaces. Electrokinetic adsorption uses molecular charges on dissolved ions to bind finer contaminants to the filter surface. This attribute significantly enhances filtration efficiency by removing contaminants smaller than the micron rating of the filter. We typically group our products into the following categories:

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

         Our products include those sold under the following labels: Zetapor(R), Microfluor(R), PolyPro(R), Zetabind(R), Electropor(R)II, BevASSURE(R), MaxMedia(TM), Synchro(TM), Acro(TM), AC/PH Lithowater(R), LifeASSURE(R), PhotoSHIELD(TM), OPTIMA(TM), SterASSURE(TM) and Novylon(R).

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

         Our depth filter products include those sold under the following labels: Zeta Plus(R), Betafine(R), Micro-Klean(R) III, Beta-Klean(R), Betapure(R), PolyNet(R), BioCap(R), Micro-Wynd(R) II, Econo-Klean(R), Virosorb(R), Petro-Klean(R), Delipid(R), , Zetacarbon(R), and MPF(TM).

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

         Our cleanable filters and system products include those sold under the following labels: Poro-Klean(R), Micro-Screen(R), Auto-Klean(R), CTG-Klean(TM), and DuoFLO(TM).

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

BACKLOG: Our backlog on October 31, 2003 was $21.9 million as compared to $18.2 million as of the same date the previous year. Due to the relatively short manufacturing cycle and our use of wholesale distributors as well as general industry practice, backlog, which typically represents less than 30 days of shipments, is not deemed to be significant. A substantial portion of our revenues result from orders received and product sold in the same month.

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

RESEARCH AND DEVELOPMENT: Our research, development, and engineering activities are conducted in our own laboratories, supplemented by on-site development and application of custom design and other technical skills. Our research, development and engineering expenditures, which consisted mainly of the development of new products, product applications and manufacturing processes for fiscal years 2003, 2002, and 2001 were approximately $15.0, $14.7 and $13.7, respectively, and 5.2 percent, 5.7 percent and 5.6 percent of net sales, respectively. We also incur additional internal costs relating to our sales and service personnel for product development.

MANUFACTURING: Our manufacturing is largely vertically integrated, using unique, proprietary and patented processes, with many of the major components of our filtration units manufactured and assembled in our own plants. We have begun to outsource a limited amount of our manufacturing processes, such as segments of metal housing manufacturing. We believe that we generally have sufficient manufacturing capacity for the foreseeable future. We have developed a new, more efficient membrane manufacturing process that we believe provides a competitive advantage through the production of superior products at lower costs. Other than our facilities in Singapore and China, all of our manufacturing facilities are ISO 9002 certified.

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

         Agreements with our United States distributors are usually for a period of two years. Such agreements usually assign an exclusive territory, prohibit distributors from carrying competing products, require that distributors share market and customer related information other than pricing with us, and require distributors to carry an adequate stock of our products. We do not believe that the loss of any one of our distributors would have a significant adverse effect on the Company. Our top ten customers accounted for approximately 28.8 percent of our total sales in fiscal year 2003.

         Whirlpool accounted for approximately 14.3 percent, 13.2 percent and
11.5 percent of sales during the fiscal years ended October 31, 2003, 2002 and 2001, respectively. We believe that no other customers account for more than ten percent of sales. As of October 31, 2003, the Company employed approximately 420 people as sales people. Of such employees, approximately 280 are located overseas.

TRADEMARKS AND PATENTS: Trademarks and brand name recognition are important to the Company. We generally own the trademarks under which our products are marketed. We have registered our trademarks and will continue to do so as they are developed or acquired. We have approximately 400 registered trademarks throughout the world.

         We have approximately 290 active patents throughout the world and more than 200 patent applications pending worldwide. Additionally, we rely on proprietary, non-patented technologies to a certain extent. Certain of our employees sign non-disclosure and assignment of proprietary rights agreements.

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

EMPLOYEES: At October 31, 2003, we employed approximately 1,800 people worldwide (exclusive of employees of independent distributors), with approximately 980 employees in the United States and approximately 820 employees in other countries.

(d) Financial information about foreign and domestic operations and export sales.

         See Note 9 to the financial statements on pages 33-35 of the 2003 Annual Report to Stockholders which is incorporated herein by reference.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS: Because we want to provide shareholders with more meaningful and useful information, this annual report on Form 10-K contains statements relating to future events and the predicted performance of the Company which may constitute forward-looking statements, as defined under the Private Securities Litigation Act. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "plans,", "expects," and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties which could cause our actual results performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks and uncertainties include the following: economic and political conditions in foreign countries in which we conduct a substantial part of our operations and other risks associated with international operations including taxation policies, credit risk, exchange rate fluctuations and the risk of expropriation; our ability to protect our technology, proprietary products and manufacturing techniques; volumes of shipments of our products, changes in our product mix and product pricing; continuing beneficial relationships with customers; cost of raw materials; the rate of economic and industry growth in the United States and the other countries in which we conduct our business; changes in technology, changes in legislative, regulatory or industrial requirements and risks generally associated with new product introduction and applications; and domestic and international competition in our global markets. We assume no obligation to publicly release revisions to the forward-looking statements to reflect new events or circumstances.

                SECTION 16(A). AUDIT COMMITTEE FINANCIAL EXPERT

         Our Audit Committee consists of four Directors, Messrs. John M. Galvin, who is Chairman of the Committee, David L. Swift, C. Edward Migley, and Dr. Charles L. Cooney. All of these Directors are independent as defined in the rule of the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

         The responsibilities of our Audit Committee, as more fully discussed in its Charter, are to assist the Board of Directors in fulfilling its oversight responsibilities for the financial reporting process, the system of internal control, the audit process, and the Company's process for monitoring compliance with laws and regulations.

         The Board of Directors of the Company has determined that at least one member of the Audit Committee, Mr. John M. Galvin, is an audit committee financial expert. An audit committee financial expert is a person who has (i) and understanding of generally accepted accounting principles and financial statements, (ii) the ability to assess the general application of said principles in connection with the accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements of comparable breadth and complexity to the Company's or experience supervising others who do, (iv) an understanding of internal controls and procedures, and (v) an understanding of audit committee functions.

                         SECTION 16(B). CODE OF ETHICS

         The Company has adopted a formal Code of Ethics including its Principal Executives and Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer and its Controller. The Company has posted this Code of Ethics to its website, www.cuno.com, and will provide a copy to any person without charge upon request.

                             AVAILABLE INFORMATION

The Company provides free of charge access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other SEC filings, through its website, www.cuno.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

The Company will also provide free of charge a copy of its 2003 Annual Report to Shareholders upon written request to:

John A. Tomich
General Counsel and Secretary
CUNO Incorporated
400 Research Parkway
Meriden, CT 06450

Or by calling: 1-203-237-5541

ITEM 2. PROPERTIES

         Our world headquarters is located in Meriden, Connecticut. This facility also contains a manufacturing and assembly plant. The following table sets forth the location and approximate size of our principal properties and facilities, most of which are owned by the Company.

                                                        Approximate
                                                       Facility Size
                     Location                            (Sq. Ft.)
----------------------------------------------------   -------------
Meriden, Connecticut ...............................         189,000
Enfield, Connecticut ...............................         155,000
Stafford Springs, Connecticut ......................         165,000
Kita-Ibaragi, Japan ................................          40,000
Mairinque, Brazil ..................................          65,000
Calais, France .....................................          50,000
Mazeres, France ....................................          40,000
Sydney, Australia * ................................         265,000
Singapore** ........................................          18,546
Churubusco, Indiana ................................          47,000
Sucy en Brie, France ** ............................          20,000
Nantes, France **  .................................           4,600
Shanghai, China **  ................................           4,700

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2003.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The portion of the 2003 Annual Report to Stockholders appearing on page 1 under the heading "Market Data" is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The financial data on page 7 of the 2003 Annual Report to Stockholders, captioned "Summary of Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 2003-2001

The following portions of the 2003 Annual Report to Stockholders are incorporated herein by reference:

(a) All of the material on pages 8-17 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing under the caption "Market Risk Disclosures" appearing on page 16 of the 2003 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and report of independent auditors included on pages 18-22 of the Annual Report to Stockholders for the fiscal year ended October 31, 2003 are incorporated herein by reference.

Quarterly Results of Operations on page 38 of the 2003 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 9A. CONTROLS AND PROCEDURES

As of October 31, 2003, an evaluation of the effectiveness of the design and operation of the Company's disclosure control and procedures was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of October 31, 2003. No significant changes in the Company's internal controls or in other factors that have occurred that could significantly affect controls subsequent to October 31, 2003 through the date of the filing of this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Directors of the Registrant required by
Section 16 of the Exchange Act is incorporated by reference to the definitive Proxy Statement of the Registrant, required to be filed with the Commission within 120 days of October 31, 2003, in connection with the annual meeting of stockholders to be held on March 4, 2004.

         The principal executive officers of the Company and their recent business experience are as follows:

           Name                                 Office Held                             Age
-----------------------------    ---------------------------------------------------    ---
Mark G. Kachur...............    Chairman of the Board of Directors, President and       60
                                 Chief Executive Officer

Frederick C. Flynn, Jr.......    Senior Vice President - Finance and Administration,     53
                                 Chief Financial Officer and Assistant Secretary

Thomas J. Hamlin.............    Senior Vice President, Research & Development           42

Timothy B. Carney............    Vice President, and General Manager and President -     51
                                 North America Water Group

Anthony C. Doina.............    Vice President - Worldwide Fluid Processing             47

John A. Tomich...............    General Counsel and Secretary                           46

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

         Frederick C. Flynn, Jr. Mr. Flynn is the Senior Vice President - Finance and Administration, Chief Financial Officer, and Assistant Secretary of the Company. Prior to joining CUNO in January 1999, Mr. Flynn was Senior Vice President and Chief Financial Officer of GE Capital Information Technology Solutions. From 1989 to 1995 Mr. Flynn was Vice President and Treasurer of United Technologies Corporation. He holds a bachelor of science degree in Economics from Boston College and a master's degree in Business Administration from the University of Connecticut.

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

         Anthony C. Doina. Mr. Doina is the Vice President -- Worldwide Fluid Processing. Since joining the Company in 1994, Mr. Doina has also served in the capacity of Vice President of Process Sales. From 1978 until 1994 he was employed by Pall Corporation, serving in a number of positions in Research and Development, Marketing, and Sales (Vice President of Sales). Prior to joining the Company, Mr. Doina had over 16 years of sales experience in the filtration industry. Mr. Doina holds a bachelor of science degree in Chemistry from the University of Stony Brook.

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

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the definitive Proxy Statement of the Registrant, which is required to be filed with the Commission within 120 days of October 31, 2003, in connection with the annual meeting of stockholders to be held on March 4, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the definitive Proxy Statement of the Registrant, which is required to be filed with the Commission within 120 days of October 31, 2003, in connection with the annual meeting of stockholders to be held on March 4, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the definitive Proxy Statement of the Registrant, which is required to be filed with the Commission within 120 days of October 31, 2003, in connection with the annual meeting of stockholders to be held on March 4, 2004.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item is incorporated by reference to the definitive Proxy Statement of the Registrant, which is required to be filed with the Commission within 120 days of October 31, 2003, in connection with the annual meeting of stockholders to be held on March 4, 2004.

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

(1) The following consolidated financial statements of CUNO Incorporated included in its 2003 Annual Report to Shareholders are incorporated by reference in Item 8:

                                                          Page Number
                                                         In This Report
                                                         --------------
Consolidated Statements of Income -
  Years ended October 31, 2003,
  2002, and 2001......................................          19

Consolidated Balance Sheets as of
  October 31, 2003 and 2002...........................          20

Consolidated Statements of Stockholders'
  Equity - Years ended October 31,
  2003, 2002, and 2001................................          21

Consolidated Statements of Cash Flows -
  Years ended October 31, 2003, 2002, and 2001........          22

Notes to Consolidated Financial Statements............       23-38

(2) The following financial statement schedule of CUNO Incorporated is included in Item 14 (d):

        Schedule II Valuation and Qualifying
        Accounts......................................         S-1

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

           (3) Exhibits

         (i) 3.1 -- Articles of Incorporation Filed as of April 17, 1992 Incorporated by reference to Exhibit 3.1 to the Company's Form 10 (as filed with Amendment No. 2 thereto dated August 20, 1996).

         (10 ) -- Material Contracts

(i) 10.9 Termination and Change of Control Agreement - Mark G. Kachur dated October 1, 1996
(iii) 10.12 Termination and Change of Control Agreement - Timothy B. Carney dated October 1, 1996, as amended October 31, 1997.
(i) 10.13 Termination and Change of Control Agreement - John A. Tomich dated October 1, 1996
         (ii)     10.15 CUNO Incorporated Executive Management Incentive Plan
         (ii)     10.16 CUNO Incorporated Management Incentive Plan
         (iii)    10.17 CUNO Incorporated Savings and Retirement Plan
         (iv) 10.20 CUNO Incorporated Nonqualified Deferred Compensation Plan for Mark G. Kachur
         (v)      10.21 Termination and Change of Control Agreement - Frederick
                  C. Flynn, Jr. dated January 21, 1999
         (vi)     10.23 Employment Agreement - Frederick C. Flynn, Jr.
         (vii)    10.24 Employment Agreement - Michael C. Croft
(viii)   10.25 Employment Agreement - Mark G. Kachur
(ix)     10.26 Employment Agreement - Frederick C. Flynn, Jr.
(ix)     10.27 Employment Agreement - Thomas J. Hamlin
(x)      10.28 Amended Employment Agreement - Mark G. Kachur
(xi)     10.29 CUNO Incorporated Code of Ethics
         10.30 Amended Employment Agreement - Mark G. Kachur
            13 - Certain sections of the Annual Report to Shareholders for the year ended October 31, 2003.
            21 - Subsidiaries of the Registrant
            23 - Consent of Independent Auditors
31.1* Certification of Mark G. Kachur pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2* Certification of Frederick C. Flynn pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2* Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------
         (i) Incorporated by reference to the registrant's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on January 23, 1997.
         (ii) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 27, 1997.
         (iii) Incorporated by reference to the registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 28, 1998.
         (iv) Incorporated by reference to the registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 29, 1999.
         (v) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 4, 1999.
         (vi) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on June 4, 1999.
         (vii) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on September 11, 2000.
         (viii) Incorporated by reference to the registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 16, 2002.
         (ix) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 19, 2002.
         (x) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 21, 2002.

         (xi) Incorporated by reference to the registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 13, 2002.

(b) Reports on Form 8-K for the quarter ended October 31, 2003.

         We filed a Report on Form 8-K, dated August 20, 2003, under "Item 5. Other Events," reporting our financial results for the third quarter ended July 31, 2003

         We filed a Report on Form 8-K, dated October 2, 2003, under "Item 4. Change in Registrant's Certifying Public Accountant," reporting the dismissal of Ernst & Young LLP as our independent accountants effective after the filing of the Annual Report on Form 10-K for the year ended October 31, 2003, and the appointment of PricewaterhouseCoopers LLP as our successor independent accountants.

         We filed a Report on Form 8-K, dated October 2, 2003, under "Item 4. Change in Registrant's Certifying Public Accountant," reporting the dismissal of Ernst & Young LLP as the independent accountants of the CUNO Incorporated Savings and Retirement Plan (the "Plan") and the appointment of PricewaterhouseCoopers LLP as the successor independent accountants of the Plan.

         Additional information relating to management contracts and renumerative plans is contained in Note 10 - Stock Options and Awards of the Notes to Consolidated Financial Statements on pages 35-36 of the 2003 Annual Report to Stockholders.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CUNO Incorporated

Date: December 18, 2003

/s/ Mark G. Kachur                                 /s/ Frederick C. Flynn, Jr.
----------------------------                       -----------------------------
Mark G. Kachur                                     Frederick C. Flynn, Jr.
Chairman of the Board                              Senior Vice President --
of Directors, President, and                       Finance and Administration,
Chief Executive Officer                            Chief Financial Officer,
                                                   and Assistant Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

          Name                Title            Date
-------------------------    --------    -----------------
Joel B. Alvord*              Director    December 18, 2003

Charles L. Cooney, Ph.D.*    Director    December 18, 2003

Frederick C. Flynn, Jr.*     Director    December 18, 2003

John A. Galvin*              Director    December 18, 2003

Mark G. Kachur*              Chairman    December 18, 2003

C. Edward Midgley*           Director    December 18, 2003

David L. Swift*              Director    December 18, 2003

*By: /s/ John A. Tomich
     ------------------------------
     John A. Tomich
     Attorney-in-Fact, Pursuant to
     Power of Attorney

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                CUNO INCORPORATED
                  YEARS ENDED OCTOBER 31, 2003, 2002, AND 2001

                   COLUMN A                      COLUMN B                      COLUMN C                   COLUMN D       COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONS
                                                                  ------------------------------------
                                            BALANCE AT BEGINNING  CHARGED TO COSTS   CHARGED TO OTHER                 BALANCE AT END
                 DESCRIPTION                     OF PERIOD          AND EXPENSES    ACCOUNTS - DESCRIBE  DEDUCTIONS      OF PERIOD
====================================================================================================================================
Year ended October 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts receivable       $1,406,268         $  355,615         $176,839(D)      $233,192(A)     $1,705,530
                                                 ==========         ==========         ========         ========        ==========
Valuation allowance for deferred
income tax assets                                $1,465,000         $  211,000(B)      $      0         $      0        $1,676,000
                                                 ==========         ==========         ========         ========        ==========

Year ended October 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts receivable       $1,336,490         $  279,134         $ 13,272(D)      $222,629(A)     $1,406,268
                                                 ==========         ==========         ========         ========        ==========
Valuation allowance for deferred income
tax assets                                       $  116,000         $1,349,000(B)      $      0         $      0        $1,465,000
                                                 ==========         ==========         ========         ========        ==========

Year ended October 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts receivable       $1,394,685         $  133,384         $(87,204)(D)     $104,375(A)     $1,336,490
                                                 ==========         ==========         ========         ========        ==========
Valuation allowance for deferred income
tax assets                                       $  350,000         $        0(B)      $      0         $234,000(C)     $  116,000
                                                 ==========         ==========         ========         ========        ==========

(A) Uncollectible accounts written off, net of recoveries.

(B) Establishment of valuation allowance for operating loss carryforwards.

(C) Net operating loss carryforwards utilized.

(D) Changes in foreign currency.