Form 10-Q
period 2004-01-31
CUNO INC
filed 2004-02-19
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

                        Commission file number 000-21109


                                CUNO INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  06-1159240
-------------------------------------       ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

400 Research Parkway, Meriden, Connecticut                    06450
------------------------------------------         -----------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value -- 16,919,045 shares as of January 31, 2004

                                CUNO INCORPORATED

                                                                                                  PAGE
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income                                                            1

         Consolidated Balance Sheets                                                                  2

         Consolidated Statements of Cash Flows                                                        3

         Notes to Unaudited Condensed Consolidated Financial Statements                            4-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                               11-19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  20

Item 4.  Controls and Procedures                                                                     20


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                         21-26

                                CUNO INCORPORATED
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands, except share and per-share amounts)

                                                                                         THREE MONTHS ENDED
                                                                                             JANUARY 31,
                                                                                      2004                 2003
                                                                                 --------------       --------------
Net sales                                                                        $       75,409       $       66,437
Operating expenses:
    Cost of products sold                                                                40,553               36,683
    Selling, general and administrative                                                  20,238               17,789
    Research, development and engineering                                                 4,189                3,670
                                                                                 --------------       --------------
                                                                                         64,980               58,142
                                                                                 --------------       --------------

Operating income                                                                         10,429                8,295

Nonoperating income (expense):
    Interest expense                                                                        (83)                (147)
    Interest and other income, net                                                          150                   91
                                                                                 --------------       --------------
                                                                                             67                  (56)
                                                                                 --------------       --------------

Income before income taxes                                                               10,496                8,239

Income taxes                                                                              3,491                2,851

                                                                                 --------------       --------------
Net income                                                                       $        7,005       $        5,388
                                                                                 ==============       ==============

Basic earnings per common share                                                  $         0.42       $         0.33

Diluted earnings per common share                                                $         0.41       $         0.32

Basic shares outstanding                                                             16,687,240           16,563,423

Diluted shares outstanding                                                           17,215,135           16,941,155

See accompanying notes.

                                CUNO INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                   (unaudited)
                                                                                   JANUARY 31,          OCTOBER 31,
                                                                                      2004                 2003
                                                                                 --------------       --------------
ASSETS
Current assets
    Cash and cash equivalents                                                    $       60,854       $       57,603
    Accounts receivable, less allowances for
      doubtful accounts of $1,826 and $1,705, respectively                               61,457               59,658
    Inventories, net                                                                     33,078               31,058
    Deferred income taxes                                                                 8,965                9,020
    Prepaid expenses and other current assets                                             5,425                4,306
                                                                                 --------------       --------------
        Total current assets                                                            169,779              161,645

Noncurrent assets
    Deferred income taxes                                                                 1,393                1,340
    Goodwill, net                                                                        29,494               28,489
    Prepaid pension costs                                                                 7,894                7,923
    Other noncurrent assets                                                               4,252                3,551
    Property, plant and equipment, net                                                   87,339               85,060
                                                                                 --------------       --------------
        Total assets                                                             $      300,151       $      288,008
                                                                                 ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                                            $          951       $          849
    Bank loans                                                                           12,362               11,804
    Accounts payable                                                                     23,696               20,850
    Accrued payroll and related taxes                                                    13,042               15,665
    Other accrued expenses                                                               10,114               12,234
    Accrued income taxes                                                                  3,862                2,558
                                                                                 --------------       --------------
        Total current liabilities                                                        64,027               63,960

Noncurrent liabilities
    Long-term debt, less current portion                                                    564                  401
    Deferred income taxes                                                                 9,848                9,862
    Accrued pension liability                                                             5,687                5,457
    Other long term liabilities                                                             381                    -
                                                                                 --------------       --------------
        Total noncurrent liabilities                                                     16,480               15,720

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                                          -                    -
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,919,045 and 16,863,482 shares issued                                              17                   17
    Treasury Stock, at cost (2,747 shares)                                                  (57)                 (57)
    Additional paid-in-capital                                                           55,895               53,787
    Unearned compensation                                                                (1,972)                (784)
    Accumulated other comprehensive loss --
          Foreign currency translation adjustments                                        6,917                3,282
          Fair value of derivative financial instruments, net                              (231)                  13
          Minimum pension liability, net                                                 (2,049)              (2,049)
                                                                                 --------------       --------------
                                                                                          4,637                1,246
    Retained earnings                                                                   161,124              154,119
                                                                                 --------------       --------------
        Total stockholders' equity                                                      219,644              208,328
                                                                                 --------------       --------------
        Total liabilities and stockholders' equity                               $      300,151       $      288,008
                                                                                 ==============       ==============

See accompanying notes.

                                CUNO INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                                         THREE MONTHS ENDED
                                                                                             JANUARY 31,
                                                                                      2004                 2003
                                                                                 --------------       --------------
OPERATING ACTIVITIES
   Net income                                                                    $        7,005       $        5,388
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                                       2,656                2,371
      Noncash compensation recognized under employee stock plans                            193                  143
      Gains on sales of property, plant and equipment                                        (8)                  (3)
      Pension funding less than (in excess of) expense                                      111               (6,000)
      Deferred income taxes                                                                 390                  128
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                              275                   38
           Inventories                                                                   (1,161)              (1,030)
           Prepaid expenses and other current assets                                       (851)                (670)
           Accounts payable and accrued expenses                                         (3,783)              (4,674)
           Accrued income taxes                                                             752                1,730
                                                                                 --------------       --------------
Net cash provided by (used for) operating activities                                      5,579               (2,579)

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                                    -                   19
      Acquisition of companies, net of cash acquired                                       (554)                (149)
      Capital expenditures                                                               (3,718)              (3,426)
      Other, net                                                                            (83)                   -
                                                                                 --------------       --------------
Net cash used for investing activities                                                   (4,355)              (3,556)

FINANCING ACTIVITIES
      Principal payments on long-term debt                                                    -                  (25)
      Principal payments on short-term debt                                                 (78)                (416)
      Proceeds from short-term debt                                                           -                  829
      Net borrowings (repayments) under short-term bank loans                               199               (1,046)
      Proceeds from stock options exercised                                                 392                  149
                                                                                 --------------       --------------
Net cash provided by (used for) financing activities                                        513                 (509)

Effect of exchange rate changes on cash and cash equivalents                              1,514                  534
                                                                                 --------------       --------------
Net change in cash and cash equivalents                                                   3,251               (6,110)
Cash and cash equivalents -- beginning of period                                         57,603               40,872
                                                                                 --------------       --------------
Cash and cash equivalents -- end of period                                       $       60,854       $       34,762
                                                                                 ==============       ==============

See accompanying notes.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per-share amounts)

JANUARY 31, 2004

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

         CUNO Incorporated (the "Company", "CUNO", or "we") designs, manufactures and markets a comprehensive line of filtration products for the separation, clarification and purification of liquids and gases. Our products, which include proprietary depth filters and semi-permeable membrane filters, are sold in the potable water, healthcare and fluid processing markets throughout the world.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 2003.

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

         Certain prior year amounts have been reclassified to conform to current year presentation.

INVENTORIES:

         Inventories are stated at the lower of cost or market. Inventories in the United States of America are primarily valued by the last-in, first-out
(LIFO) cost method. The methods used for all other inventories are first-in, first-out (FIFO) and average cost. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on our estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

         Inventories consist of the following:

                                                          JANUARY 31,          OCTOBER 31,
                                                             2004                 2003
                                                        --------------       --------------
Raw materials                                           $       13,143       $       13,112
Work-in-process                                                  4,655                3,992
Finished goods                                                  15,280               13,954
                                                        --------------       --------------
                                                        $       33,078       $       31,058
                                                        ==============       ==============

ACCOUNTS PAYABLE

         At January 31, 2004 and December 31, 2003, approximately $3,996 and $2,294, respectively, representing book overdrafts of cash accounts, were reclassified to accounts payable.

OTHER INCOME:

         Interest and other income (expense), net consisted of the following:

                                                                THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                             2004                 2003
                                                        --------------       --------------
Interest income                                         $          239       $          141
Exchange gains (losses)                                            (13)                 (38)
Gains on sales of property,
     Plant, and equipment                                            8                    3
Other, net                                                         (84)                 (15)
                                                        --------------       --------------
                                                        $          150       $           91
                                                        ==============       ==============

EARNINGS PER SHARE:

         Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock equivalents, where such effect is dilutive:

                                                         JANUARY 31,          JANUARY 31,
                                                             2004                 2003
                                                        --------------       --------------
NUMERATOR:

Net income                                              $        7,005       $        5,388
                                                        ==============       ==============

DENOMINATORS:

 Weighted average shares outstanding                        16,687,240           16,563,423
 DENOMINATOR FOR BASIC EARNINGS PER SHARE                   16,687,240           16,563,423
                                                        ==============       ==============

 Weighted average shares outstanding                        16,687,240           16,563,423
 Effect of dilutive employee stock options                     413,234              352,603
 Effect of dilutive restricted shares                          114,661               25,129
                                                        --------------       --------------
 DENOMINATOR FOR DILUTED EARNINGS PER SHARE                 17,215,135           16,941,155
                                                        ==============       ==============

Basic earnings per share                                $         0.42       $         0.33
Diluted earnings per share                              $         0.41       $         0.32

         Approximately 253,197 and 221,750 shares related to options to purchase common stock and unvested restricted stock were excluded from the computations of diluted earnings per share at January 31, 2004 and 2003, respectively, because the exercise price was greater than the average market price of the common stock during the periods.

COMPREHENSIVE INCOME:

         Total comprehensive income was comprised of the following:

                                                                THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                             2004                 2003
                                                        --------------       --------------
Net income                                              $        7,005       $        5,388

Other comprehensive income (loss):
   Change in fair value of derivative
      financial instruments, net of deferred
      income taxes of  $120 and $95                               (202)                (131)

   (Losses) gains related to derivative
      financial instruments reclassified into
      earnings from other comprehensive
      income, net of $26 and $45 tax benefit                       (42)                  62

   Foreign currency translation adjustments                      3,635                2,219
                                                        --------------       --------------

             Total comprehensive income                 $       10,396       $        7,538
                                                        ==============       ==============

EMPLOYEE STOCK OPTIONS:

         The Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of Statement of Financial Accounting Standards No. 123", which require the disclosure of pro forma effects on net income and earnings per share as if compensation cost had been recognized based upon the fair value method at the date of grant for options awarded.

         Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which requires that the information be determined as if we had accounted for our employee stock options under the fair-value method of FAS 123. The fair value for the options granted during the following periods were estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                Three Months Ended
                                    January 31,
                               2004            2003
                              ------         -------
Volatility                     23.39%         28.80%
Risk-free interest rate         3.46%          3.69%
Expected option life         5 years        5 years
Dividend yield                    --             --

         The following table illustrates the effect on net income and earnings per share as if compensation cost had been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with FAS 123, as amended, using the Black-Scholes fair value method for option pricing.

                                                                THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                             2004                 2003
                                                        --------------       --------------
Net income, as reported                                 $        7,005       $        5,388

Add: Stock-based compensation expense included
in reported net income, net of income taxes                        129                   93

Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of income taxes                                        620                  552
                                                        --------------       --------------
Pro forma net income                                    $        6,514       $        4,929
                                                        ==============       ==============

Earnings per share:
         Basic - as reported                            $         0.42       $         0.33
         Basic - pro forma                              $         0.39       $         0.30
         Diluted - as reported                          $         0.41       $         0.32
         Diluted - pro forma                            $         0.38       $         0.29

NEWLY ISSUED ACCOUNTING STANDARDS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised
2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans as required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132 (revised 2003) are adopted. SFAS No. 132 (revised
2003) is generally effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132 (revised 2003) are effective for interim periods beginning after December 15, 2003 and are reflected herein in Note 3 - Benefit Plans. The Company does not expect the adoption of this standard in fiscal year 2004 to have an impact on the Company's financial position or results of operations.

NOTE 2- GOODWILL AND INTANGIBLE ASSETS

         Goodwill amounted to $29,494 and $28,489 at January 31, 2004 and October 31, 2003, respectively. The increase in goodwill was primarily driven by changes in foreign exchange rates, as well as an increase associated with two small acquisitions in Europe, which resulted in goodwill of $340.

         Other intangible assets, which are included in "Other noncurrent assets", amounted to $2,533 and $2,075 at January 31, 2004 and October 31, 2003, respectively. The increase in other intangible assets was related primarily to two small acquisitions in Europe, in which we allocated approximately $480 to intangible assets, relating mainly to customer lists and non-compete agreements. Amortization expense for the three-month period ended January 31, 2004 amounted to $64. Other changes reflect the impact of fluctuations in foreign exchange rates.

NOTE 3 - BENEFIT PLANS

Components of Net Periodic Benefit Cost are as follows:

                                                                THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                             2004                 2003
                                                        --------------       --------------
Service cost                                            $          683       $          544
Interest cost                                                      633                  586
Expected return on plan assets                                    (823)                (885)
Amortization of transition asset                                    20                   18
Amortization of prior service cost                                 102                   32
Amortization of net loss                                           141                  140
                                                        --------------       --------------
            Net periodic benefit cost                   $          756       $          435
                                                        ==============       ==============

         During the quarter ended January 31, 2004, employer contributions of $645 were made to the pension plans. We currently anticipate contributing an additional $1,935 to fund our pension plans in fiscal 2004 for a total expected contribution of $2,580.

         The pension assumptions used to determine our October 31, 2003 plan liabilities and the fiscal 2004 pension expense are as follows:

                                                       US PLANS           JAPAN PLANS
                                                       --------           -----------
Weighted-average discount rate                           6.20%                2.00%
Rates of increases in compensation levels                4.00%                2.25%
Expected long-term rate of return on assets              8.75%                4.75%

         We determine our assumptions based on current economic and market data, as well as expectations of future economic and market data. Included in our analysis are company-specific considerations, such as current and future investment allocations, participant demographics, and employee compensation strategies.

         Pension expense for fiscal 2004 is determined at the beginning of the fiscal year and expensed ratably throughout the year. The total pension expense to be recognized in 2004 will amount to approximately $3.0 million ($1.7 million in fiscal 2003). We made an incremental cash contribution of $6.0 million in the first quarter of fiscal 2003 and generally make normal cash contributions to the Plans in an amount equivalent to the annual expense.

NOTE 4 - ACQUISITIONS

         In 2004, we completed two acquisitions in Europe for total consideration of $554. The amount of goodwill and other intangible assets recorded in connection with these two acquisitions amounted to $340 and $480, respectively. Neither of these acquisitions had a material impact on the Company's historical financial statements or pro forma operating results.

NOTE 5 - SEGMENT DATA

         For management reporting and control, the Company is divided into five geographic operating segments as presented below. Each segment has general operating autonomy over its markets.

         Operating segment data includes the results of all subsidiaries, consistent with the management reporting of these operations. Financial information by geographic operating segments is summarized below:

                                                                THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                             2004                 2003
                                                        --------------       --------------
NET SALES:
Europe                                                  $       16,633       $       13,086
Japan                                                            9,821                8,086
Asia/Pacific                                                    10,635                8,758
Latin America                                                    3,487                2,364
                                                        --------------       --------------
    Subtotal - Foreign sales                                    40,576               32,294
North America                                                   45,808               42,904
Intercompany sales                                             (10,975)              (8,761)
                                                        --------------       --------------
         Total net sales                                $       75,409       $       66,437
                                                        ==============       ==============

         Our sales by market are summarized below:

                                                                THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                             2004                 2003
                                                        --------------       --------------
NET SALES:
Potable Water                                           $       34,853       $       30,381
Fluid Processing                                                20,270               17,628
Healthcare                                                      20,286               18,428
                                                        --------------       --------------
             Total net sales                            $       75,409       $       66,437
                                                        ==============       ==============

         Our operating income by segment is detailed below:

                                                                THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                             2004                 2003
                                                        --------------       --------------
OPERATING INCOME:
North America                                           $        6,159       $        5,230
Europe                                                           1,126                  795
Japan                                                            1,058                  743
Asia/Pacific                                                     1,733                1,192
Latin America                                                      353                  335
                                                        --------------       --------------
      Segment total                                             10,429                8,295
                                                        --------------       --------------
Interest expense                                                   (83)                (147)
Other, net                                                         150                   91
                                                        --------------       --------------
Income before income taxes                              $       10,496       $        8,239
                                                        ==============       ==============

         Interest expense and other income (expense) have not been allocated to segments.

         Our assets by segment are detailed below:

                                                         JANUARY 31,          OCTOBER 31,
                                                            2004                 2003
                                                        --------------       --------------
ASSETS:
North America                                           $      185,992       $      197,374
Europe                                                          58,850               46,643
Japan                                                           32,663               30,788
Asia/Pacific                                                    25,278               20,531
Latin America                                                   11,759               11,702
General Corporate                                               60,854               57,604
Eliminations and other                                         (75,245)             (76,634)
                                                        --------------       --------------
Total Assets                                            $      300,151       $      288,008
                                                        ==============       ==============

         General corporate assets (principally cash) are not allocated to segments.

NOTE 6 - CONTINGENCIES

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

         Currently, we have self-insurance limits for workers' compensation, product liability and employee medical claims. Our workers' compensation policies have per-individual deductibles ranging from $100 to $350, our product liability policy has a $250 per claim deductible and our medical plan for employees has a stop-loss of $200 per individual.

NOTE 7 - PRODUCT WARRANTY

         We warrant our products against defects in design, materials, and workmanship, generally for periods ranging from one to three years. A provision for estimated future costs related to these warranties is recorded on a monthly basis and is included in cost of goods sold. Activity related to the product warranty liability was as follows:

                                                      THREE-MONTHS ENDED      YEAR ENDED
                                                         JANUARY 31,          OCTOBER 31,
                                                             2004                 2003
                                                        --------------       --------------
Balance at beginning of year                            $          817       $          785
Provision for warranty obligations                                 325                  818
Settlements made                                                  (228)                (816)
Changes in foreign exchange rates                                   13                   30
                                                        --------------       --------------

Balance at end of year                                  $          927       $          817
                                                        ==============       ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in thousands, except share and per-share amounts)

     Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and footnotes to provide an understanding of our financial position, changes in our financial position and results of our operations. Our MD&A is organized as follows:

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

         - RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months ended January 31, 2004 and 2003, including a brief description of transactions and events that impact the comparability of these results.

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

COMPANY OVERVIEW

         CUNO is a world leader in the designing, manufacturing and marketing of a comprehensive line of filtration products for the separation, clarification and purification of liquids and gases. Our products, which include proprietary depth filters and semi-permeable membrane filters, are used in the potable water, fluid processing, and healthcare markets. These products, most of which are disposable, effectively remove contaminants that range in size from molecules to sand particles. Our sales are approximately balanced between domestic and international markets. Our objective is to provide high value-added products and premium customer service. Our proprietary manufacturing processes result in products that lower customers' operating expenses and improve the quality of customers' end products by providing longer lasting, higher quality and more efficient filters.

COMPANY RISK FACTORS

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         Approximately 50% of our net sales are derived from international operations. Consequently, our reported financial results may be adversely affected by significant fluctuations in the value of the US dollar in comparison to local currencies in the countries in which we operate outside the US. We manufacture products in Japan, China, Brazil, France, Singapore and Australia. Our international operations may be affected by economic, political and governmental conditions in some of the countries where we have manufacturing facilities or where our products are sold. In addition, changes in economic or political conditions in any of the countries in which we operate could result in unfavorable taxation policies, exchange rates, new or additional currency or exchange controls, governmental regulations, credit risks, or other restrictions being imposed on the operations of the Company or expropriation.

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

INFLATION

         Inflation had a negligible effect on our operations. We estimate that inflationary effects, in the aggregate, were generally recovered or offset through increased pricing or cost reductions in all periods presented.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

         Because we want to provide shareholders with more meaningful and useful information, this quarterly report contains statements relating to future events and the predicted performance of CUNO Incorporated (the "Company", "CUNO", or "we") which may constitute forward-looking statements, as defined under the Private Securities Litigation Act. We have tried, wherever possible, to identify these "forward looking" statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties which could cause our actual results performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks and uncertainties include the following: economic and political conditions in the foreign countries in which we conduct a substantial part of our operations and other risks associated with international operations including taxation policies, credit risk, exchange rate fluctuations and the risk of expropriation; our ability to protect our technology, proprietary products and manufacturing techniques; volumes of shipments of our products, changes in our product mix and product pricing; continuing beneficial relationships with customers; costs of raw materials; the rate of economic and industry growth in the United States and the other countries in which we conduct our business; changes in technology, changes in legislative, regulatory or industrial requirements and risks generally associated with new product introductions and applications; and domestic and international competition in our global markets. We assume no obligation to publicly release revisions to the forward-looking statements to reflect new events or circumstances.

CRITICAL ACCOUNTING POLICIES

         The Securities and Exchange Commission ("SEC") defines the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: revenue recognition, accounting for depreciation and amortization, employee benefits, contingencies, allowance for doubtful accounts, income taxes, and stock based compensation. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. There were no changes in accounting policies or significant changes in accounting estimates during the current period. All of our critical accounting policies and significant estimates have been discussed with the Audit Committee of the Board of Directors. We have not made any significant changes to our critical accounting policies or estimates since year end.

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

         Contingencies, Claims and Assessments -- From time to time, we are involved with contingencies, claims, and assessments. We use both in-house and outside legal counsel to assess the probability of loss. The Company establishes an accrual for specific contingencies, claims and assessments when both of the following conditions are present: a loss is deemed probable and the amount of the anticipated loss can be reasonably estimated. There can be no assurance that the ultimate resolution of these contingencies, claims, and assessments will not differ materially from our estimates.

         Allowance for Bad Debts -- The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable balances. We estimate our allowance for doubtful accounts based on past due amounts and historical write-off experience, as well as trends and factors surrounding the credit risk of specific customers. In an effort to identify adverse trends, we perform periodic credit evaluations of our customers and ongoing account balance reviews and agings of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. Actual write-offs and adjustments could differ from the allowance estimates due to unanticipated changes in the business environment as well as factors and risks surrounding specific customers.

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

         We take tax positions in our worldwide corporate income tax filings based on careful interpretations of global statutes, rules, regulations and court decisions that may be applied and interpreted differently by various taxing jurisdictions. These taxing jurisdictions may or may not challenge our application and interpretation of a wide body of tax jurisprudence. However, we do not anticipate that any sustained challenge by any taxing jurisdiction will have a material adverse effect on our financial position or net income.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JANUARY 31, 2004 VS. THREE MONTH PERIOD ENDED JANUARY 31, 2003

OVERVIEW

         During the first three months of fiscal 2004, CUNO's sales and earnings grew at a double-digit pace. This growth was driven significantly by the overall weakness of the U.S. Dollar. Sales were particularly strong in the North American potable water market (up 9.9 percent) and overseas sales in general (up
23.5 percent and up 5.7 percent on a currency adjusted basis). Our margins continue to improve due primarily to the benefit of incremental sales volume, offset in part by increased structural costs such as pension and depreciation expenses.

         Going forward, business and market uncertainties may affect results. See "Company Risk Factors" above and Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 for a full discussion of the key factors which affect our business and operating results.

         Below is a summary of selected consolidated earnings information:

                                                   THREE MONTHS ENDED
                                                       JANUARY 31,

                                                  2004            2003         CHANGE
                                               ----------      ----------      ------
Net sales                                      $   75,409      $   66,437       13.5%
Cost of products sold                              40,553          36,683       10.5%
Gross margin                                       34,856          29,754       17.1%
        Gross margin percent                         46.2%           44.8%      140 bpt

Selling, general and administrative                20,238          17,789       13.8%
        SG&A as a percent of sales                   26.8%           26.8%        --

Operating income                                   10,429           8,295       25.7%
        Operating margin                             13.8%           12.5%      130 bpt
        Effective tax rate                           33.3%           34.6%      130 bpt

Net income                                          7,005           5,388       30.0%
Diluted earnings per share                     $     0.41      $     0.32       28.1%

BUSINESS ENVIRONMENT

         Our geographic and market diversity helps limit the impact of any one market or the economy of any single country on our consolidated results. The uncertainty of the economic conditions in various markets and geographic regions in which we compete is likely to continue to present challenges to our business near term. The U.S. Dollar was significantly weaker compared to most of the currencies in countries we conduct business in during the first quarter of 2004 compared to the first quarter of 2003. We translate revenue and expense accounts at the average exchange rates during the periods presented.

NET SALES

         Net sales were $75.4 million in the first quarter of fiscal 2004 representing a 13.5 percent increase over 2003's first quarter sales of $66.4 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first quarter of 2003, net sales in the first quarter of 2004 would have been $5.2 million lower than the reported sales of $75.4 million, or 5.6 percent greater overall.

         The following table displays the Company's sales by geographic segment:

                                          THREE MONTHS ENDED              CURRENCY
                                             JANUARY 31,         PERCENT  ADJUSTED
                                          2004         2003      CHANGE    CHANGE
                                        --------     --------    -------  --------
North America                           $ 38,938     $ 36,895      5.5%      5.5%
Europe                                    13,857       11,120     24.6%      5.0%
Japan                                      9,594        7,979     20.2%      7.3%
Asia/Pacific                               9,779        8,232     18.8%      1.5%
Latin America                              3,241        2,211     46.6%     19.5%
                                        --------     --------     ----      ----
             Total sales                $ 75,409     $ 66,437     13.5%      5.6%
                                        ========     ========     ====      ====

         North American sales increased 5.5 percent in the first quarter of 2004 as compared to the same quarter in 2003. Stronger potable water market sales were responsible for the growth in North America during this time period. Potable water continues to achieve strong sales of its series of filters designed for customers who serve various channels of distribution with final sales to US residential consumers. North American fluid processing sales were flat and healthcare sales were down due primarily to a reduction in sales to a large diagnostic customer. European sales increased 5.0 percent in local currency as compared to the same period in 2003. Potable water sales were particularly strong in the quarter reflecting greater demand for our products serving the OEM and appliance markets. Sales in Japan were up 7.3 percent in local currency led by a strong increase in sales to the healthcare market. Asia/Pacific sales were up 1.5 percent excluding changes in currency values. All markets were relatively flat in 2004 compared to the prior period. First quarter 2004 Latin American sales were up 19.5 percent when expressed in local currency due primarily to new product sales associated with a relatively new customer in the potable water market.

         The following table displays the Company's sales by market:

                                          THREE MONTHS ENDED              CURRENCY
                                             JANUARY 31,         PERCENT  ADJUSTED
                                          2004         2003      CHANGE    CHANGE
                                        --------     --------    -------  --------
Potable Water                           $ 34,853     $ 30,381     14.7%     10.6%
Fluid Processing                          20,270       17,628     15.0%      4.4%
Healthcare                                20,286       18,428     10.1%     (1.4%)
                                        --------     --------     ----      ----
             Total sales                $ 75,409     $ 66,437     13.5%      5.6%
                                        ========     ========     ====      ====

           The strength in the potable water market was broad geographically, driven largely by strong overseas sales (up 13.7 percent in local currency) and strong sales growth in North America (up 9.9 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Fluid Processing sales were flat in the U.S. but were up 7.0 percent overseas on a local currency basis. Healthcare sales were flat overseas and down 5.8 percent in the U.S. due primarily to a reduction in diagnostic sales.

GROSS PROFIT

         Gross profit increased $5.1 million to $34.9 million in the first quarter of 2004 from $29.8 million in the first quarter of 2003. Gross profit as a percentage of net sales (gross margin) increased during that same period from
44.8 percent in 2003 to 46.2 percent in 2004. This increase is primarily attributable to the overall increase in the volume of sales (sales up 13.5 percent in the quarter).

         Although we are under pressure to maintain competitive prices with our customers, we pursue various supply-chain management initiatives designed to lower our production costs. In addition, we have ongoing programs to modernize our manufacturing facilities to further gain efficiencies.

OPERATING EXPENSES

         Selling, general and administrative expenses (SG&A) were up 13.8 percent, slightly in excess of the 13.5 percent sales growth rate. However, SG&A expenses were 26.8 percent of sales in both the first quarter of fiscal 2004 and the first quarter of fiscal 2003. Because of CUNO's international operations, the weaker US dollar served to increase the consolidated US dollar reported SG&A expense. We face rising structural costs such as pension expenses which have increased from $435 in the first quarter of 2003 to $756 in the first quarter of 2004. In addition, worldwide depreciation charges increased from $2,371 in the first quarter of 2003 to $2,656 in the first quarter of 2004 (up 11 percent).

         Research, development and engineering expenses (incurred primarily in the US and to a lesser extent in Europe) increased 14.1 percent to $4.2 million in the first quarter of 2004, reflecting our continued focus on the development of new products and technologies. As a percentage of sales, research, development and engineering expenses were 5.6 percent of sales in the first quarter of fiscal 2004 compared to 5.5 percent of sales in the first quarter of fiscal 2003.

OPERATING INCOME

         As a result of the above, operating income increased $2.1 million, or
25.7 percent, to $10.4 million or 13.8 percent of sales in the first quarter of fiscal 2004 compared to $8.3 million or 12.5 percent of sales in the first quarter of 2003.

         Our operating income by segment is detailed below:

                                          THREE MONTHS ENDED
                                             JANUARY 31,         DOLLAR   PERCENT
                                          2004         2003      CHANGE   CHANGE
                                        --------     --------    -------  -------
OPERATING INCOME:
North America                           $  6,159     $  5,230     $  929    17.8%
Europe                                     1,126          795        331    41.6%
Japan                                      1,058          743        315    42.4%
Asia/Pacific                               1,733        1,192        541    45.4%
Latin America                                353          335         18     5.4%
                                        --------     --------     ------
          Total                         $ 10,429     $  8,295     $2,134    25.7%
                                        --------     --------     ------

         The increase in operating income in the U.S. was driven by the $2.0 million increase in sales, offset by variable costs and structural costs discussed above. The results of our foreign operations are heavily dependent on the relationship of their functional currency compared to the U.S. Dollar. We translate our foreign revenue and expense accounts into U.S. Dollars using the average exchange rate for the period. European sales increased 5.0 percent on a local currency basis, while the Euro strengthened approximately 18 percent (average first quarter of 2004 versus average first quarter of 2003) - these factors drove the increase in Europe's operating income. Sales in Japan were up
7.3 percent on a local currency basis, and the Yen strengthened versus the U.S. Dollar approximately 12 percent quarter over quarter. Asia/Pacific sales were relatively flat quarter over quarter, but the Australian Dollar strengthened approximately 30 percent in comparison (approximately 50 percent of our sales in the region are denominated in Australian Dollars). Local currency sales in Latin America increased 19.5 percent, but operating profits were adversely impacted by increased costs associated with the launch of some new product initiatives.

INCOME TAXES

         The Company's effective income tax rate for the first quarter of 2004 was 33.3 percent compared to 34.6 percent in the first quarter of 2003. The decrease in our effective tax rate was driven by the expanded availability and utilization of certain state credits in the U. S. and foreign tax planning initiatives. Also, our tax rate is impacted by the change in the mix of income attributed to the various countries in which we do business.

         As of January 31, 2004, the Company had a full valuation allowance against approximately $792 of NOLs in China and approximately $298 of NOLs in Germany. Our China operations are start-up in nature with a history of losses (no profit has been earned since inception in 2001) and our German operation has incurred losses in three out of the past four fiscal years. The remaining countries in which we carry valuation allowances against NOLs are generally operations which are new to CUNO, have a history of losses, or are in volatile economic regions of the world.

FINANCIAL POSITION AND LIQUIDITY

         We assess liquidity in terms of the Company's ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, capital expenditure levels, and adequate bank financing alternatives.

         We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents position ($60.9 million at January 31, 2004) and available sources of liquidity (approximately $24.3 million of available, uncommitted, unused worldwide short-term lines of credit) are sufficient to meet current and anticipated requirements for the foreseeable future. We do not rely on commercial paper or off-balance sheet financing arrangements for our liquidity needs nor do we have any investments in special purpose entities ("SPEs"), or variable interest entities ("VIEs") .

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

         Likewise, we continue to invest in capital expenditures in order to expand and modernize manufacturing facilities around the globe. We currently have plans to expand manufacturing lines in Brazil, China, and Australia in order to meet product demands around the globe. In addition, new manufacturing lines and processes are being installed in the US to benefit the potable water, fluid processing, and healthcare markets.

         Summary of Cash Flows follows:

                                                                THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                             2004                 2003
                                                        --------------       --------------
CASH PROVIDED BY (USED FOR):
Operating activities                                    $        5,579       $       (2,579)
Investing activities                                            (4,355)              (3,556)
Financing activities                                               513                 (509)
Effect of exchange rate changes on cash and cash
  equivalents                                                    1,514                  534

Net cash provided by operating activities increased by $8,158 due primarily to:

     -   Increased net income of $1,617 in the first quarter of 2004

     - An incremental $6,000 contribution to our US pension plans in the first quarter of 2003

     - Timing in the payments of accounts payable and accrued expenses including an increase of $1,702 in book overdrafts

     -   Timing in the payments of income taxes

Net cash used for investing activities increased by $799 due primarily to:

     -   Increase in cash paid for acquisitions of $405

     -   Increase in capital expenditures of $292

Net cash provided by financing activities increased by $1,022 due primarily to:

     - Increase in net borrowings under short-term bank loans of $1,245 due primarily to the timing of certain cash payments

The effect of exchange rate changes on cash and cash equivalents increased $980 due primarily to the continued weakening of the U.S. Dollar against the Japanese Yen, Euro and Australian Dollar.

Contractual Obligations and Commercial Commitments

         Below is a table detailing, by maturity date, our Contractual Obligations and Commercial Commitments as of October 31, 2003:

  OBLIGATIONS AND
    COMMITMENTS           2004        2005        2006        2007        2008     THEREAFTER
    -----------           ----        ----        ----        ----        ----     ----------
Bank loans              $ 11,804    $     --    $     --    $     --    $     --    $     --
Long-term debt               849         143         151          76          10          21
Operating leases           2,895       2,487       2,241       2,011       1,613          --
                        --------------------------------------------------------------------
         Total          $ 15,548    $  2,630    $  2,392    $  2,087    $  1,623    $     21
                        ====================================================================

         Also, see fiscal 2004 changes in bank loans and long-term debt detailed on the Consolidated Statements of Cash Flows for the three months ended January 31, 2004. We had no material qualifying long-term purchase obligations at October 31, 2003 and through the interim period in 2004. Our U.S. pension plans require no minimum amount of funding in 2004. We plan to contribute approximately $971 to our Japanese pension plan in fiscal 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures as of January 31, 2004 (the "Evaluation Date"). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

         Exhibit 31.1 - Certification of Mark G. Kachur pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 - Certification of Frederick C. Flynn, Jr. pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

              We filed a Report on Form 8-K/A, dated December 18, 2003, under "Item 4. Change in Registrant's Certifying Public Accountant," reporting the dismissal of Ernst & Young LLP as our independent accountants effective after the filing of the Annual Report on Form 10-K for the year ended October 31, 2003, and the appointment of PricewaterhouseCoopers LLP as our successor independent accountants.

               We filed a Report on Form 8-K/A, dated December 18, 2003, under "Item 4. Change in Registrant's Certifying Public Accountant," reporting the dismissal of Ernst & Young LLP as the independent accountants of the CUNO Incorporated Savings and Retirement Plan (the "Plan") and the appointment of PricewaterhouseCoopers LLP as the successor independent accountants of the Plan.

                  We filed a Report on Form 8-K, dated December 15, 2003, under "Item 7. Financial Statements and Exhibits," reporting our financial results for the year ended October 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUNO INCORPORATED

Date February 19, 2004

By /s/ Mark G. Kachur
   ------------------
Mark G. Kachur
Chairman of the Board of Directors,
President and Chief Executive Officer

By /s/ Frederick C. Flynn, Jr.
   ---------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer and Assistant Secretary