Form 10-Q
period 2004-04-30
CUNO INC
filed 2004-05-19
CIK 1019779

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004   Commission file number 000-21109

                                CUNO INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   06-1159240
----------------------------------          ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

400 Research Parkway, Meriden, Connecticut                  06450
------------------------------------------   -----------------------------------
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

Common Stock, $0.001 Par Value -- 16,937,675 shares as of April 30, 2004

                                CUNO INCORPORATED

                                                                                             PAGE
                                                                                             ----
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

            Consolidated Statements of Income                                                 1-2

            Consolidated Balance Sheets                                                         3

            Consolidated Statements of Cash Flows                                               4

            Notes to Unaudited Condensed Consolidated Financial Statements                   5-13

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                      14-26

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                         27

Item 4.     Controls and Procedures                                                         27-28

PART II.    OTHER INFORMATION

Item 4.     Submission of matters to a vote of security holders                                29

Item 6.     Exhibits and Reports on Form 8-K                                                30-35

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands, except share and per-share amounts)

                                                 THREE MONTHS ENDED
                                                      APRIL 30,
                                                2004            2003
                                            ------------    ------------
Net sales                                   $     82,745    $     69,305
Operating expenses:
    Cost of products sold                         43,676          38,027
    Selling, general and administrative           22,510          18,238
    Research, development and engineering          4,036           3,372
                                            ------------    ------------
                                                  70,222          59,637
                                            ------------    ------------

Operating income                                  12,523           9,668

Nonoperating income (expense):
    Interest expense                                 (87)           (134)
    Interest and other income, net                   216              90
                                            ------------    ------------
                                                     129             (44)
                                            ------------    ------------

Income before income taxes                        12,652           9,624

Income taxes                                       4,208           3,320

                                            ------------    ------------
Net income                                  $      8,444    $      6,304
                                            ============    ============

Basic earnings per common share             $       0.51    $       0.38

Diluted earnings per common share           $       0.49    $       0.37

Basic shares outstanding                      16,694,466      16,638,881

Diluted shares outstanding                    17,214,286      17,014,779

See accompanying notes.

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands, except share and per-share amounts)

                                                         SIX MONTHS ENDED
                                                             APRIL 30,
                                                       2004            2003
                                                   ------------    ------------
Net sales                                          $    158,154    $    135,742
Less costs and expenses:
    Cost of products sold                                84,229          74,710
    Selling, general and administrative expenses         42,748          36,027
    Research, development and engineering                 8,225           7,042
                                                   ------------    ------------
                                                        135,202         117,779
                                                   ------------    ------------

Operating income                                         22,952          17,963

Nonoperating income (expense):
    Interest expense                                       (170)           (281)
    Interest and other income, net                          366             181
                                                   ------------    ------------
                                                            196            (100)
                                                   ------------    ------------

Income before income taxes                               23,148          17,863

Provision for income taxes                                7,699           6,171

                                                   ------------    ------------
Net income                                         $     15,449    $     11,692
                                                   ============    ============

Basic earnings per common share                    $       0.93    $       0.70

Diluted earnings per common share                  $       0.90    $       0.69

Basic shares outstanding                             16,690,853      16,601,152

Diluted shares outstanding                           17,211,187      16,956,848

See accompanying notes.

                                         CUNO INCORPORATED
                                    CONSOLIDATED BALANCE SHEETS
                              (in thousands, except share amounts)

                                                                  (unaudited)
                                                                   APRIL 30,   OCTOBER 31,
                                                                      2004        2003
                                                                   ---------   -----------
ASSETS
Current assets
    Cash and cash equivalents                                      $  59,737    $  57,603
    Accounts receivable, less allowances for
      doubtful accounts of $1,835 and $1,705, respectively            69,082       59,658
    Inventories, net                                                  36,696       31,058
    Deferred income taxes                                              9,156        9,020
    Prepaid expenses and other current assets                          4,812        4,306
                                                                   ---------    ---------
        Total current assets                                         179,483      161,645

Noncurrent assets
    Deferred income taxes                                              1,333        1,340
    Goodwill                                                          29,379       28,489
    Prepaid pension costs                                              7,943        7,923
    Other noncurrent assets                                            5,232        3,551
    Property, plant and equipment, net                                88,557       85,060
                                                                   ---------    ---------
        Total assets                                               $ 311,927    $ 288,008
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                              $     213    $     849
    Bank loans                                                        11,242       11,804
    Accounts payable                                                  26,822       20,850
    Accrued payroll and related taxes                                 15,722       17,456
    Other accrued expenses                                             9,430       10,443
    Accrued income taxes                                               5,196        2,558
                                                                   ---------    ---------
        Total current liabilities                                     68,625       63,960

Noncurrent liabilities
    Long-term debt, less current portion                                 539          401
    Deferred income taxes                                             10,003        9,862
    Accrued pension liability                                          5,631        5,457
    Other long term liabilities                                          391            -
                                                                   ---------    ---------
        Total noncurrent liabilities                                  16,564       15,720

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value; 2,000,000 shares
       authorized, no shares issued                                        -            -
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,937,675 and 16,863,482 shares issued                           17           17
    Treasury Stock, at cost (2,747 shares)                               (57)         (57)
    Additional paid-in-capital                                        56,771       53,787
    Unearned compensation                                             (1,876)        (784)
    Accumulated other comprehensive loss --
          Foreign currency translation adjustments                     4,340        3,282
          Fair value of derivative financial instruments, net             24           13
          Minimum pension liability, net                              (2,049)      (2,049)
                                                                   ---------    ---------
                                                                       2,315        1,246
    Retained earnings                                                169,568      154,119
                                                                   ---------    ---------
        Total stockholders' equity                                   226,738      208,328
                                                                   ---------    ---------
        Total liabilities and stockholders' equity                 $ 311,927    $ 288,008
                                                                   =========    =========

See accompanying notes.

                                CUNO INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                            SIX MONTHS ENDED
                                                                                APRIL 30,
                                                                            2004        2003
                                                                          --------    --------
OPERATING ACTIVITIES
   Net income                                                             $ 15,449    $ 11,692
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                          5,417       4,802
      Noncash compensation recognized under employee stock plans               412         271
      Losses (gains) on sales of property, plant and equipment                  30          (7)
      Pension funding less than (in excess of) expense                         171      (5,979)
      Deferred income taxes                                                    251        (148)
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                              (8,802)     (2,819)
           Inventories                                                      (5,506)     (1,308)
           Prepaid expenses and other current assets                        (1,207)     (1,062)
           Accounts payable and accrued expenses                             3,120      (1,590)
           Accrued income taxes                                              2,424       2,623
                                                                          --------    --------
Net cash provided by operating activities                                   11,759       6,475

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                       -          19
      Acquisition of companies, net of cash acquired                          (554)       (149)
      Capital expenditures                                                  (8,543)     (7,095)
      Other, net                                                              (574)          -
                                                                          --------    --------
Net cash used for investing activities                                      (9,671)     (7,225)

FINANCING ACTIVITIES
      Principal payments on long-term debt                                    (784)     (2,069)
      Principal payments on short-term debt                                   (612)       (417)
      Net borrowings (repayments) under short-term bank loans                   83      (1,695)
      Proceeds from stock options exercised                                    613         762
                                                                          --------    --------
Net cash used for financing activities                                        (700)     (3,419)

Effect of exchange rate changes on cash and cash equivalents                   746         959
                                                                          --------    --------
Net change in cash and cash equivalents                                      2,134      (3,210)
Cash and cash equivalents -- beginning of period                            57,603      40,872
                                                                          --------    --------
Cash and cash equivalents -- end of period                                $ 59,737    $ 37,662
                                                                          ========    ========

See accompanying notes.

                               CUNO INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (amounts in thousands, except share and per-share amounts)

APRIL 30, 2004

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

         Inventories consist of the following:

                                                           APRIL 30,     OCTOBER 31,
                                                             2004           2003
                                                           --------      ----------
Raw materials                                              $15,445        $13,112
Work-in-process                                              4,241          3,992
Finished goods                                              17,010         13,954
                                                           -------        -------
                                                           $36,696        $31,058
                                                           =======        =======

ACCOUNTS PAYABLE

         At April 30, 2004 and October 31, 2003, approximately $5,175 and $2,294, respectively, representing book overdrafts of cash accounts, were reclassified to accounts payable.

OTHER INCOME:

         Interest and other income (expense), net consisted of the following:

                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                           APRIL 30,                 APRIL 30,
                                       2004         2003         2004         2003
                                      ------       ------       ------       ------
Interest income                       $ 181        $ 133        $ 420        $ 274
Exchange gains (losses)                  11          (39)          (2)         (77)
(Losses) gains on sale
of property, plant and equipment        (38)           4          (30)           7
Other, net                               62           (8)         (22)         (23)
                                      -----        -----        -----        -----
                                      $ 216        $  90        $ 366        $ 181
                                      =====        =====        =====        =====

EARNINGS PER SHARE:

         Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock equivalents, where such effect is dilutive. Earnings per share for the three months ended April 30, 2004 and 2003 is calculated as follows:

                                                             APRIL 30,     APRIL 30,
                                                               2004          2003
                                                           ------------   -----------
NUMERATOR:

  Net income                                                $     8,444   $     6,304
                                                            ===========   ===========

DENOMINATORS:

  Weighted average shares outstanding                        16,694,466    16,638,881
  DENOMINATOR FOR BASIC EARNINGS PER SHARE                   16,694,466    16,638,881
                                                            ===========   ===========

  Weighted average shares outstanding                        16,694,466    16,638,881
  Effect of dilutive employee stock options                     407,061       354,438
  Effect of dilutive restricted shares                          112,759        21,460
                                                            -----------   -----------
  DENOMINATOR FOR DILUTED EARNINGS PER SHARE                 17,214,286    17,014,779
                                                            ===========   ===========

 Basic earnings per share                                   $      0.51   $      0.38
 Diluted earnings per share                                 $      0.49   $      0.37

         Approximately 216,000 and 37,052 shares related to options to purchase common stock and unvested restricted stock were excluded from the computations of diluted earnings per share for the three-months ended April 30, 2004 and 2003, respectively, because the exercise price was greater than the average market price of the common stock during the periods.

Earnings per share for the six months ended April 30, 2004 and 2003 is calculated as follows:

                                                   APRIL 30,        APRIL 30,
                                                     2004              2003
                                                  -----------      -----------
NUMERATOR:

 Net income                                       $    15,449      $    11,692
                                                  ===========      ===========

DENOMINATORS:

 Weighted average shares outstanding               16,690,853       16,601,152
 DENOMINATOR FOR BASIC EARNINGS PER SHARE          16,690,853       16,601,152
                                                  ===========      ===========

 Weighted average shares outstanding               16,690,853       16,601,152
 Effect of dilutive employee stock options            407,491          332,401
 Effect of dilutive restricted shares                 112,843           23,295
                                                  -----------      -----------
 DENOMINATOR FOR DILUTED EARNINGS PER SHARE        17,211,187       16,956,848
                                                  ===========      ===========

Basic earnings per share                          $      0.93      $      0.70
Diluted earnings per share                        $      0.90      $      0.69

                  Approximately 216,000 and 48,552 shares related to options to purchase common stock and unvested restricted stock were excluded from the computations of diluted earnings per share for the six-months ended April 30, 2004 and 2003, respectively, because the exercise price was greater than the average market price of the common stock during the periods

COMPREHENSIVE INCOME:

         Total comprehensive income was comprised of the following:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       APRIL 30,              APRIL 30,
                                                   2004        2003        2004        2003
                                                 --------    --------    --------    --------
Net income                                       $  8,444    $  6,304    $ 15,449    $ 11,692

Other comprehensive income (loss):
   Change in fair value of derivative
      financial instruments, net of deferred
      income taxes of  $189, $18, $69
      and $103                                        302         (25)        100        (156)

(Losses) gains related to derivative financial
      instruments reclassified into
      earnings from other comprehensive
      income, net of deferred income taxes of
      $30, $13, $55 and $58                           (47)         17         (89)         79

   Foreign currency translation adjustments        (2,577)      3,521       1,058       5,740
                                                 --------    --------    --------    --------

             Total comprehensive income          $  6,122    $  9,817    $ 16,518    $ 17,355
                                                 ========    ========    ========    ========

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

         Pro forma information regarding net income and earnings per share is required by FAS 123, which requires that the information be determined as if we had accounted for our employee stock options under the fair-value method of FAS
123. The fair value for the options granted during the following periods were estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                    APRIL 30,            APRIL 30,
                               2004        2003       2004       2003
                               ----       ------     ------     ------
Volatility                     N/A        30.00%      23.39%     28.80%
Risk-free interest rate        N/A         3.69%       3.46%      3.69%
Expected option life           N/A       5 years     5 years    5 years
Dividend yield                 N/A            -           -          -

         N/A -- There were no stock option grants during the quarter ended April 30, 2004.

         The following table illustrates the effect on net income and earnings per share as if compensation cost had been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with FAS 123, as amended, using the Black-Scholes fair value method for option pricing.

                                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                       APRIL 30,                 APRIL 30,
                                                                                   2004       2003         2004           2003
                                                                                  ------     ------     ----------     ----------
Net income, as reported                                                           $8,444     $6,304     $   15,449     $   11,692

Add: Stock-based compensation expense included in reported net income, net of
income taxes                                                                         147         83            276            176

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of income taxes
                                                                                     616        528          1,236          1,080
                                                                                  ------     ------     ----------     ----------
Pro forma net income                                                              $7,975     $5,859     $   14,489     $   10,788
                                                                                  ======     ======     ==========     ==========

Earnings per share:
            Basic - as reported                                                   $ 0.51     $ 0.38     $     0.93     $     0.70
            Basic - pro forma                                                     $ 0.48     $ 0.35     $     0.87     $     0.65
            Diluted - as reported                                                 $ 0.49     $ 0.37     $     0.90     $     0.69
            Diluted - pro forma                                                   $ 0.46     $ 0.34     $     0.85     $     0.64

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

NOTE 2 -  GOODWILL AND INTANGIBLE ASSETS

         Goodwill amounted to $29,379 and $28,489 at April 30, 2004 and October 31, 2003, respectively. The increase in goodwill was primarily driven by changes in foreign exchange rates, as well as an increase associated with two small acquisitions in Europe, which resulted in goodwill of $340.

         Other intangible assets, which are included in "Other noncurrent assets", amounted to $2,289 and $2,075 at April 30, 2004 and October 31, 2003, respectively. The increase in other intangible assets was related primarily to two small acquisitions in Europe, in which we allocated approximately $480 to intangible assets, relating mainly to customer lists and non-compete agreements. Amortization expense for the three and six-month periods ended April 30, 2004 amounted to $76 and $140, respectively. Other changes reflect the impact of fluctuations in foreign exchange rates.

NOTE 3 - BENEFIT PLANS

Components of Net Periodic Benefit Cost are as follows:

                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   APRIL 30,                     APRIL 30,
                                             2004            2003           2004           2003
                                             ----            ----           ----           ----
Service cost                                $   683        $   544        $ 1,366        $ 1,088
Interest cost                                   633            586          1,266          1,172
Expected return on plan assets                 (823)          (885)        (1,646)        (1,770)
Amortization of transition asset                 20             18             40             36
Amortization of prior service cost              102             32            204             64
Amortization of net loss                        141            140            282            280
                                            -------        -------        -------        -------
            Net periodic benefit cost       $   756        $   435        $ 1,512        $   870
                                            =======        =======        =======        =======

         During the three and six months ended April 30, 2004, employer contributions of $696 and $1,341, respectively, were made to the pension plans. We currently anticipate contributing an additional $1,290 to fund our pension plans in fiscal 2004 for a total expected contribution of $2,631.

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

NOTE 5 - SEGMENT DATA

         Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." CUNO is organized into five geographic segments, as the Company's chief operating decision makers are responsible for managing our global operations based on geographic regions. Our geographic segments include: North America, Europe, Japan, Asia/Pacific and Latin America. Each of these operations are led and managed by a local General Manager who is responsible for the profitability of their respective geographic segment. Each of these geographic operations in turn manufactures and sells products into our three main filtrations markets; potable water, healthcare and fluid processing. Each geographic segment manufactures and sells products in each of the three markets. The geographic segment managers are responsible for managing their respective resources with oversight and review by the CEO.

         The Company does not present segment information by market as our individual market focus is limited to worldwide sales, with assigned responsibility for expanding worldwide sales within each respective market.

         Financial information by geographic operating segments is summarized below:

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                               APRIL 30,                     APRIL 30,
                                          2004           2003           2004           2003
                                       ----------     ----------     ----------     ----------
NET SALES:
Europe                                 $  20,424      $  15,627      $  37,058      $  28,713
Japan                                     11,393          8,659         21,214         16,745
Asia/Pacific                              11,812          8,904         22,447         17,662
Latin America                              3,482          2,833          6,969          5,197
                                       ---------      ---------      ---------      ---------
    Subtotal - Foreign sales              47,111         36,023         87,688         68,317
North America                             50,517         43,973         96,325         86,875
Intercompany sales                       (14,883)       (10,691)       (25,859)       (19,450)
                                       ---------      ---------      ---------      ---------
            Total net sales            $  82,745      $  69,305      $ 158,154      $ 135,742
                                       =========      =========      =========      =========

         Our sales by market are summarized below:

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                APRIL 30,                    APRIL 30,
                                           2004          2003            2004          2003
                                        ----------     --------       ---------      --------
NET SALES:
Potable Water                           $ 37,940       $ 31,314       $ 72,793       $ 61,695
Fluid Processing                          21,143         18,447         41,413         36,075
Healthcare                                23,662         19,544         43,948         37,972
                                        --------       --------       --------       --------
             Total net sales            $ 82,745       $ 69,305       $158,154       $135,742
                                        ========       ========       ========       ========

         Our operating income by segment is detailed below:

                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                               APRIL 30,                      APRIL 30,
                                          2004           2003           2004           2003
                                        --------       --------       --------       --------
OPERATING INCOME:
North America                           $  6,917       $  6,098       $ 13,077       $ 11,329
Europe                                     1,948          1,414          3,073          2,210
Japan                                      1,448            745          2,506          1,487
Asia/Pacific                               1,879          1,148          3,612          2,340
Latin America                                331            263            684            597
                                        --------       --------       --------       --------
          Segment total                   12,523          9,668         22,952         17,963
                                        --------       --------       --------       --------
Interest expense                             (87)          (134)          (170)          (281)
Other, net                                   216             90            366            181
                                        --------       --------       --------       --------
Income before income taxes              $ 12,652       $  9,624       $ 23,148       $ 17,863
                                        ========       ========       ========       ========

         Interest expense and other income (expense) have not been allocated to segments.

Our assets by segment are detailed below:

                               APRIL 30,      OCTOBER 31,
                                 2004            2003
                              ----------      -----------
ASSETS:
North America                 $ 200,197        $ 197,374
Europe                           56,550           46,643
Japan                            33,293           30,788
Asia/Pacific                     26,265           20,531
Latin America                    12,347           11,702
General Corporate                59,737           57,604
Eliminations and other          (76,462)         (76,634)
                              ---------        ---------
Total Assets                  $ 311,927        $ 288,008
                              =========        =========

         General corporate assets (principally cash) are not allocated to segments.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

         Currently, we have self-insurance limits for workers' compensation, product liability and employee medical claims. Our workers' compensation policies have per-individual deductible of $350, our product liability policy has a $250 per claim deductible and our medical plan for employees has a stop-loss of $200 per individual.

         During the second quarter of fiscal 2004, we entered into a new, exclusive distribution agreement with a major retailer. Inclusive with this agreement is a requirement to buy-back certain non-CUNO inventory over the remainder of fiscal 2004. The amount of inventory that we will be required to buy back is based on future levels of such inventory on hand at the time the customer receives the first shipment of CUNO manufactured product. In May 2004, the Company approved certain inventory buybacks in connection with initial customer shipments. The initial maximum purchase under the first phase of this buyback program is approximately $500, which can be reduced by continued sales of the products by the retail customer over an agreed upon timeframe. Additional future amounts of this purchase commitment are not reasonably estimable; furthermore, the fair market value of certain purchased inventory may be below the actual price paid by the Company at the time of purchase. In addition, we expect to spend approximately $1.0 million during the remainder of 2004 to install in-store promotional kiosks to promote these products.

NOTE 7 - PRODUCT WARRANTY

         We warrant our products against defects in design, materials, and workmanship, generally for periods ranging from one to three years. A provision for estimated future costs related to these warranties is recorded on a monthly basis and is included in cost of goods sold. Activity related to the product warranty liability was as follows:

                                           SIX MONTHS ENDED        YEAR ENDED
                                              APRIL 30,            OCTOBER 31,
                                                2004                  2003
                                           ----------------        -----------
Balance at beginning of year                   $ 817                  $ 785
Provision for warranty obligations               551                    818
Settlements made                                (430)                  (816)
Changes in foreign exchange rates                  2                     30
                                               -----                  -----

Balance at end of year                         $ 940                  $ 817
                                               =====                  =====

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

         - RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and six months ended April 30, 2004 and 2003, including a brief description of transactions and events that impact the comparability of these results.

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

         Revenue Recognition -- We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB 104"). SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED APRIL 30, 2004 VS. THREE MONTH PERIOD ENDED APRIL 30, 2003

OVERVIEW

         During the second quarter of fiscal 2004, CUNO's sales and net income grew by 19% and 34%, respectively. This growth was positively influenced by the overall weakness of the U.S. Dollar. Sales were particularly strong in all markets within North America reflecting the strengthening U.S. economy. Overseas sales were likewise very strong (up 26 percent), reflecting broad strength in the potable water market and overall strong sales in Japan. Our margins improved due primarily to the benefit of incremental sales volume (ability to spread fixed costs over a higher volume of sales), offset in part by increased structural costs such as pension and depreciation.

         Going forward, business and market uncertainties may affect results. See "Company Risk Factors" above and Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 for a full discussion of the key factors which affect our business and operating results.

         Below is a summary of selected consolidated earnings information:

                                             THREE MONTHS ENDED
                                                   APRIL 30,
                                              2004          2003         CHANGE
                                              ----          ----         ------
Net sales                                   $82,745       $69,305          19.4%
Cost of products sold                        43,676        38,027          14.9%
Gross profit                                 39,069        31,278          24.9%
        Gross margin percent                   47.2%         45.1%      210 bpt

Selling, general and administrative          22,510        18,238          23.4%
        SG&A as a percent of sales             27.2%         26.3%       90 bpt

Operating income                             12,523         9,668          29.5%
        Operating margin                       15.1%         13.9%      120 bpt
        Effective tax rate                     33.3%         34.5%      120 bpt

Net income                                  $ 8,444       $ 6,304          33.9%
Diluted earnings per share                  $  0.49       $  0.37          32.4%

BUSINESS ENVIRONMENT

         Our geographic and market diversity help limit the impact of any one market or the economy of any single country on our consolidated results. The uncertainty of the economic conditions in various markets and geographic regions in which we compete is likely to continue to present challenges to our business near term. The U.S. Dollar was significantly weaker compared to most of the currencies in countries we conduct business in during the second quarter of 2004 compared to the second quarter of 2003. We translate revenue and expense accounts at the average exchange rates during the periods presented.

NET SALES

         Net sales were $82.7 million in the second quarter of fiscal 2004 representing a 19.4 percent increase over 2003's second quarter sales of $69.3 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the second quarter of 2003, net sales in the second quarter of 2004 would have been $4.7 million lower than the reported sales of $82.7 million, or 12.6 percent greater overall.

         The following table displays the Company's sales by geographic segment:

                                     THREE MONTHS ENDED                  CURRENCY
                                          APRIL 30,           PERCENT    ADJUSTED
                                     2004         2003        CHANGE      CHANGE
                                     ----         ----        ------      ------
North America                      $41,989       $36,993       13.5%       13.5%
Europe                              16,100        12,935       24.5%        9.7%
Japan                               11,135         8,587       29.7%       17.0%
Asia/Pacific                        10,310         8,136       26.7%       10.5%
Latin America                        3,211         2,654       21.0%        4.6%
                                   -------       -------       ----        ----
             Total sales           $82,745       $69,305       19.4%       12.6%
                                   =======       =======       ====        ====

         North American sales increased 13.5 percent in the second quarter of 2004 as compared to the same quarter in 2003. All three markets in North America posted strong sales during this time period. Potable water continues to achieve strong sales of its series of filters designed for customers who serve various channels of distribution with final sales to U.S. residential consumers. North American fluid processing and healthcare sales were up, primarily reflecting the overall strengthening of the U.S. economy. European sales increased 9.7 percent in local currency as compared to the same period in 2003. Potable water sales were particularly strong in the quarter reflecting greater demand for our products serving the OEM and appliance markets. Sales in Japan were up 17.0 percent in local currency, led by very strong sales growth in the healthcare market. Asia/Pacific sales were up 10.5 percent excluding changes in currency values reflecting strong sales growth in the potable water market in that region. Second quarter 2004 Latin American sales were up 4.6 percent when expressed in local currency, due primarily to new product sales associated with a relatively new customer in the potable water market, offset by sluggish sales in the healthcare and fluid processing markets due to the difficult economic environment in the region.

         The following table displays the Company's sales by market:

                           THREE MONTHS ENDED           CURRENCY
                               APRIL 30,        PERCENT ADJUSTED
                             2004      2003     CHANGE   CHANGE
                             ----      ----     ------  -------
Potable Water              $37,940   $31,314     21.2%   17.4%
Fluid Processing            21,143    18,447     14.6%    6.0%
Healthcare                  23,662    19,544     21.1%   11.1%
                           -------   -------     ----    ----
             Total sales   $82,745   $69,305     19.4%   12.6%
                           =======   =======     ====    ====

         The strength in the potable water market was broad geographically, driven largely by strong overseas sales (up 29.3 percent in local currency) and strong sales growth in North America (up 14.5 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Fluid Processing sales were up 10.3 percent in the U.S. due in part to the strengthening economy and were up 3.8 percent overseas on a local currency basis. Healthcare sales were up 12.4 percent in the U.S., reflecting broad geographic strength, and up 10.6 percent overseas.

GROSS PROFIT

         Gross profit increased $7.8 million to $39.1 million in the second quarter of 2004 from $31.3 million in the second quarter of 2003. Gross profit as a percentage of net sales (gross margin) increased during that same period from 45.1 percent in 2003 to 47.2 percent in 2004. This increase is primarily attributable to the overall increase in the volume of sales (sales up 19.4 percent in the quarter), and a lower proportion of fluid processing sales, which generally have lower margins.

         Although we are under pressure to maintain competitive prices with our customers, we pursue various supply-chain management initiatives designed to lower our production costs. In addition, we have ongoing programs to modernize our manufacturing facilities to further gain efficiencies.

OPERATING EXPENSES

         Selling, general and administrative expenses (SG&A) were up 23.4 percent, in excess of the 19.4 percent sales growth rate. However, SG&A expenses were 26.3 percent of sales in the second quarter of fiscal 2003 compared to 27.2 percent of sales in the second quarter of 2004. Because of CUNO's international operations, the weaker U.S. dollar served to increase the consolidated U.S. dollar reported SG&A expense. In addition, increased structural costs (including medical, pension, insurance and depreciation expenses) impacted our overall SG&A expenses.

         Research, development and engineering expenses (incurred primarily in the U.S. and to a lesser extent in Europe) increased 19.7 percent to $4.0 million in the second quarter of 2004, reflecting our continued focus on the development of new products and technologies. In the second quarter of 2004 and 2003, we received approximately $0.3 million and $0.5 million, respectively, in RD&E cost reimbursements from new customers. Excluding these reimbursements, RD&E would have increased 12.0 percent, reflecting our strong commitment to the development of new products and technologies. As a percentage of sales, RD&E expenses were 5.2 percent of sales in the second quarter of fiscal 2004 compared to 5.5 percent of sales in the second quarter of fiscal 2003 (both percentages are adjusted for reimbursements discussed above).

OPERATING INCOME

         As a result of the above, operating income increased $2.9 million, or
29.5 percent, to $12.5 million or 15.1 percent of sales in the second quarter of fiscal 2004 compared to $9.7 million or 13.9 percent of sales in the second quarter of 2003.

         Our operating income by segment is detailed below:

                    THREE MONTHS ENDED
                         APRIL 30,      DOLLAR      PERCENT
                     2004      2003     CHANGE      CHANGE
                     ----      ----     ------      ------
OPERATING INCOME:
North America       $ 6,917   $ 6,098   $   819     13.4%
Europe                1,948     1,414       534     37.8%
Japan                 1,448       745       703     94.4%
Asia/Pacific          1,879     1,148       731     63.7%
Latin America           331       263        68     25.9%
                    -------   -------   -------
          Total     $12,523   $ 9,668   $ 2,855     29.5%
                    -------   -------   -------

         The increase in operating income in North America was driven by the $5.0 million increase in sales, offset by variable costs and increased structural costs previously discussed. The results of our foreign operations are heavily dependent on the relationship of their functional currency compared to the U.S. Dollar. We translate our foreign revenue and expense accounts into U.S. Dollars using the average exchange rate for the period. European sales increased
9.7 percent on a local currency basis, while the Euro strengthened approximately 12 percent (average second quarter of 2004 versus average second quarter of 2003) - these factors contributed to the increase in Europe's operating income. Sales in Japan were up 17.0 percent on a local currency basis, and the Yen strengthened versus the U.S. Dollar approximately 10 percent quarter over quarter. Asia/Pacific sales were up 10.5 percent quarter over quarter, but the Australian Dollar strengthened approximately 20 percent in comparison (approximately 50 percent of our sales in the region are denominated in Australian Dollars). Local currency sales in Latin America increased 4.6 percent and the Brazilian Real strengthened approximately 14 percent quarter over quarter.

INCOME TAXES

         The Company's effective income tax rate for the second quarter of 2004 was 33.3 percent compared to 34.5 percent in the second quarter of 2003. The decrease in our effective tax rate was driven by the expanded availability and utilization of certain state credits in the U. S. and foreign tax planning initiatives. Also, our tax rate is impacted by the change in the mix of income attributed to the various countries in which we do business.

         As of April 30, 2004, the Company had a full valuation allowance against approximately $0.9 and $0.3 million of NOLs in China and Germany, respectively. Our China operations are start-up in nature with a history of losses (no profit has been earned since inception in 2001) and our German operation has incurred losses in three out of the past four fiscal years. The remaining countries in which we carry valuation allowances against NOLs are generally operations which are new to CUNO, have a history of losses, or are in volatile economic regions of the world.

SIX MONTH PERIOD ENDED APRIL 30, 2004 VS. SIX MONTH PERIOD ENDED APRIL 30, 2003

OVERVIEW

         During the first six months of fiscal 2004, CUNO's sales and earnings grew at a double-digit pace. This growth was favorably impacted by the overall weakness of the U.S. Dollar, strong sales in the North American potable water market (up 12.2 percent) and overseas sales in general (up 24.9 percent). Our margins continue to improve due primarily to the benefit of incremental sales volume, offset in part by increased structural costs such as pension and depreciation.

         Going forward, business and market uncertainties may affect results. See "Company Risk Factors" above and Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 for a full discussion of the key factors which affect our business and operating results.

         Below is a summary of selected consolidated earnings information:

                                        SIX MONTHS ENDED
                                            APRIL 30,
                                        2004        2003      CHANGE
                                        ----        ----      ------
Net sales                             $158,154    $135,742      16.5%
Cost of products sold                   84,229      74,710      12.7%
Gross profit                            73,925      61,032      21.1%
        Gross margin percent              46.7%       45.0%  170 bpt

Selling, general and administrative     42,748      36,027      18.7%
        SG&A as a percent of sales        27.0%       26.5%   50 bpt

Operating income                        22,952      17,963      27.8%
        Operating margin                  14.5%       13.2%  130 bpt
        Effective tax rate                33.3%       34.5%  120 bpt

Net income                            $ 15,449    $ 11,692      32.1%
Diluted earnings per share            $   0.90    $   0.69      30.4%

BUSINESS ENVIRONMENT

         Our geographic and market diversity helps limit the impact of any one market or the economy of any single country on our consolidated results. The uncertainty of the economic conditions in various markets and geographic regions in which we compete is likely to continue to present challenges to our business near term. The U.S. Dollar was significantly weaker compared to most of the currencies in countries we conduct business in during the first six months of 2004 compared to the first six months of 2003. We translate revenue and expense accounts at the average exchange rates during the periods presented.

NET SALES

         Net sales were $158.2 million in the first six months of fiscal 2004 representing a 16.5 percent increase over 2003's sales of $135.7 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first six months of 2003, net sales in the first six months of 2004 would have been $10.0 million lower than the reported sales of $158.2 million, or 9.2 percent greater overall.

         The following table displays the Company's sales by geographic segment:

                             SIX MONTHS ENDED               CURRENCY
                                APRIL 30,         PERCENT   ADJUSTED
                             2004       2003       CHANGE    CHANGE
                             ----       ----       ------    ------
North America              $ 80,925   $ 73,887      9.5%      9.5%
Europe                       29,957     24,056     24.5%      7.4%
Japan                        20,729     16,566     25.1%     12.3%
Asia/Pacific                 20,091     16,367     22.8%      6.0%
Latin America                 6,452      4,866     32.6%     11.6%
                           --------   --------     ----      ----
             Total sales   $158,154   $135,742     16.5%      9.2%
                           ========   ========     ====      ====

         North American sales increased 9.5 percent in the first six months of 2004 as compared to the same period in 2003. Stronger potable water market sales were responsible for the growth in North America during this time period. Potable water continues to achieve strong sales of its series of filters designed for customers who serve various channels of distribution with final sales to US residential consumers. North American fluid processing and healthcare sales increased marginally. European sales increased 7.4 percent in local currency as compared to the same period in 2003. Potable water sales were particularly strong in the period reflecting greater demand for our products serving the OEM and appliance markets. Sales in Japan were up 12.3 percent in local currency led by a strong increase in sales to the healthcare market. Asia/Pacific sales were up 6.0 percent excluding changes in currency values. Sales were especially strong in the fluid processing and water markets in Asia. First half 2004 Latin American sales were up 11.6 percent when expressed in local currency due primarily to new product sales associated with a relatively new customer in the potable water market.

         The following table displays the Company's sales by market:

                             SIX MONTHS ENDED               CURRENCY
                                 APRIL 30,        PERCENT   ADJUSTED
                             2004       2003       CHANGE    CHANGE
                             ----       ----       ------    ------
Potable Water              $ 72,793   $ 61,695     18.0%     14.0%
Fluid Processing             41,413     36,075     14.8%      5.2%
Healthcare                   43,948     37,972     15.7%      5.0%
                           --------   --------     ----       ---
             Total sales   $158,154   $135,742     16.5%      9.2%
                           ========   ========     ====       ===

         The strength in the potable water market was broad geographically, driven largely by strong overseas sales (up 21.9 percent in local currency) and strong sales growth in North America (up 12.2 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Fluid Processing sales were up 4.7 percent in the U.S. and up 5.4 percent overseas on a local currency basis. Healthcare sales were up 5.9 percent overseas on a local currency basis but up only 3.2 percent in the U.S. due primarily to a reduction in diagnostic sales.

GROSS PROFIT

         Gross profit increased $12.9 million to $73.9 million in the first six months of 2004 from $61.0 million in the first six months of 2003. Gross profit as a percentage of net sales (gross margin) increased during that same period from 45.0 percent in 2003 to 46.7 percent in 2004. This increase is primarily attributable to the overall increase in the volume of sales (sales up 16.5 percent during the period) and a lower proportion of fluid processing sales, which generally have lower margins.

         Although we are under pressure to maintain competitive prices with our customers, we pursue various supply-chain management initiatives designed to lower our production costs. In addition, we have ongoing programs to modernize our manufacturing facilities to further gain efficiencies.

OPERATING EXPENSES

         Selling, general and administrative expenses (SG&A) were up 18.7 percent, somewhat in excess of the 16.5 percent sales growth rate. Because of CUNO's international operations, the weaker U.S. dollar served to increase the consolidated U.S. dollar reported SG&A expense. SG&A expenses were 26.5 percent of sales in the first six months of 2003 compared to 27.0 percent of sales in the first six months of 2004. In addition, rising structural costs (such as medical, pension, insurance and depreciation expenses) impacted overall SG&A expenses. For example, pension expenses increased from $0.9 million in the first six months of 2003 to $1.5 million in the first six months of 2004.

         Research, development and engineering expenses (incurred primarily in the US and to a lesser extent in Europe) increased 16.8 percent to $8.2 million in the first six months of 2004, reflecting our continued focus on the development of new products and technologies. In the second quarter of 2004 and 2003, we received approximately $0.3 million and $0.5 million, respectively, in RD&E cost reimbursements from new customers. Excluding these reimbursements, RD&E would have increased 13.0 percent. As a percentage of sales, RD&E expenses were 5.4 percent of sales in the first six months of fiscal 2004 compared to 5.5 percent of sales in the first six months of fiscal 2003 (both percentages adjusted for reimbursements discussed above).

OPERATING INCOME

         As a result of the above, operating income increased $5.0 million, or
27.8 percent, to $23.0 million or 14.5 percent of sales in the first six months of fiscal 2004 compared to $18.0 million or 13.2 percent of sales in the first six months of 2003.

         Our operating income by segment is detailed below:

                    SIX MONTHS ENDED
                        APRIL 30,        DOLLAR     PERCENT
                     2004      2003      CHANGE     CHANGE
                     ----      ----      ------     ------
OPERATING INCOME:
North America       $13,077   $11,329   $ 1,748     15.4%
Europe                3,073     2,210       863     39.0%
Japan                 2,506     1,487     1,019     68.5%
Asia/Pacific          3,612     2,340     1,272     54.4%
Latin America           684       597        87     14.6%
                    -------   -------   -------
          Total     $22,952   $17,963   $ 4,989     27.8%
                    -------   -------   -------

         The increase in operating income in the U.S. was driven by the $7.0 million increase in sales, offset by variable costs and structural costs discussed above. The results of our foreign operations are heavily dependent on the relationship of their functional currency compared to the U.S. Dollar. We translate our foreign revenue and expense accounts into U.S. Dollars using the average exchange rate for the period. European sales increased 7.4 percent on a local currency basis, while the Euro strengthened approximately 14 percent (average first half of 2004 versus average first half of 2003) - these factors drove the increase in Europe's operating income. Sales in Japan were up 12.3 percent on a local currency basis, and the Yen strengthened versus the U.S. Dollar approximately 10 percent quarter over quarter. Asia/Pacific sales were up
6.0 percent on a local currency basis, but the Australian Dollar strengthened approximately 22 percent in comparison (approximately 50 percent of our sales in the region are denominated in Australian Dollars). Local currency sales in Latin America increased 11.6 percent, but operating profits were adversely impacted by increased costs associated with the launch of some new product initiatives.

INCOME TAXES

         The Company's effective income tax rate for the first half of 2004 was
33.3 percent compared to 34.5 percent in the first half of 2003. The decrease in our effective tax rate was driven by the expanded availability and utilization of certain state credits in the U. S. and foreign tax planning initiatives. Also, our tax rate is impacted by the change in the mix of income attributed to the various countries in which we do business.

         As of April 30, 2004, the Company had a full valuation allowance against approximately $0.9 and $0.3 million of NOLs in China and Germany, respectively. Our China operations are start-up in nature with a history of losses (no profit has been earned since inception in 2001) and our German operation has incurred losses in three out of the past four fiscal years. The remaining countries in which we carry valuation allowances against NOLs are generally operations which are new to CUNO, have a history of losses, or are in volatile economic regions of the world.

FINANCIAL POSITION AND LIQUIDITY

         We assess liquidity in terms of the Company's ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, capital expenditure levels, and adequate bank financing alternatives.

         We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents position ($59.7 million at April 30, 2004) and available sources of liquidity (approximately $24.3 million of available, uncommitted, unused worldwide short-term lines of credit) are sufficient to meet current and anticipated requirements for the foreseeable future. We do not rely on commercial paper or off-balance sheet financing arrangements for our liquidity needs nor do we have any investments in special purpose entities ("SPEs"), or variable interest entities ("VIEs").

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

         Likewise, we continue to invest in capital expenditures in order to expand and modernize manufacturing facilities around the globe. We currently have plans to expand manufacturing lines in Brazil, China, and Australia in order to meet product demands around the globe. In addition, new manufacturing lines and processes are being installed in the U.S. to benefit the potable water, fluid processing, and healthcare markets.

         A summary of Cash Flow section totals follows:

                                                     SIX MONTHS ENDED
                                                         APRIL 30,
                                                     2004        2003
                                                     ----        ----
CASH PROVIDED BY (USED FOR):
Operating activities                               $ 11,759    $  6,475
Investing activities                                 (9,671)     (7,225)
Financing activities                                   (700)     (3,419)
Effect of exchange rate changes on cash and cash
equivalents
                                                        746         959

OPERATING ACTIVITIES

Net cash provided by operating activities increased by $5,284 due primarily to:

     -   Increased net income of $3,757 in the first half of 2004

     - An incremental $6,000 contribution to our US pension plans in the first quarter of 2003

     - Timing in the payments of accounts payable and accrued expenses including an increase of $2,881 in book overdrafts

     - Increases in accounts receivable and inventories due to the overall increase in sales

INVESTING ACTIVITIES

Net cash used for investing activities increased by $2,446 due primarily to:

     -   Increase in cash paid for acquisitions of $405

     -   Increase in capital expenditures of $1,448

FINANCING ACTIVITIES

Net cash used for financing activities decreased by $2,719 due primarily to:

     - Decrease in net borrowings under short-term bank loans of $1,778 due primarily to the timing of certain cash payments

     -   Increase in long term debt payments in 2003 of $1,285

The effect of exchange rate changes on cash and cash equivalents decreased $213 due to the fact that the U.S. Dollar strengthened more during the six months ended April 30, 2004 vs. the six months ended April 30, 2003.

Contractual Obligations and Commercial Commitments

         Below is a table detailing, by maturity date, our Contractual Obligations and Commercial Commitments as of October 31, 2003:

OBLIGATIONS AND
COMMITMENTS              2004        2005            2006      2007        2008   THEREAFTER
-----------              ----        ----            ----      ----      -------  ----------
Bank loans             $11,804      $   --          $   --   $    --     $    --     $ --
Long-term debt             849         143             151        76          10       21
Operating leases         2,895       2,487           2,241     2,011       1,613       --
                       -------      ------          ------   -------     -------     ----
            Total      $15,548      $2,630          $2,392   $ 2,087     $ 1,623     $ 21
                       =======      ======          ======   =======     =======     ====

         Also, see fiscal 2004 changes in bank loans and long-term debt detailed on the Consolidated Statements of Cash Flows for the six months ended April 30, 2004. We had no material qualifying long-term purchase obligations at October 31, 2003 and through the interim period in 2004. Our U.S. pension plans require no minimum amount of funding in 2004. We plan to contribute approximately $971 to our Japanese pension plan in fiscal 2004.

         During the second quarter of fiscal 2004, we entered into a new, exclusive distribution agreement with a major retailer. Inclusive with this agreement is a requirement to buy-back certain non-CUNO inventory over the remainder of fiscal 2004. The amount of inventory that we will be required to buy back is based on future levels of such inventory on hand at the time the customer receives the first shipment of CUNO manufactured product. In May 2004, the Company approved certain inventory buybacks in connection with initial customer shipments. The initial maximum purchase under the first phase of this buyback program is approximately $500, which can be reduced by continued sales of the products by the retail customer over an agreed upon timeframe. Additional future amounts of this purchase commitment are not reasonably estimable; furthermore, the fair market value of certain purchased inventory may be below the actual price paid by the Company at the time of purchase. In addition, we expect to spend approximately $1.0 million during the remainder of 2004 to install in-store promotional kiosks to promote these products.

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

ITEM 4. CONTROLS AND PROCEDURES

         (a) Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures as of April 30, 2004 (the "Evaluation Date"). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

         (b) There have been no significant changes in our internal controls since the Evaluation Date. We are not aware of any significant change in any other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      We held our annual meeting of Stockholders on March 4, 2004.

(b) The following individuals were nominated and elected to serve a term of three years as Directors:

                 Mr. Mark G. Kachur
                 Dr. David L. Swift

(c)      The stockholders voted on the following matters:

         1. Election of Directors -- the voting results for each nominee, all of whom were reelected, are as follows:

Name                 Votes For     Votes Withheld     Not Voted
----                 ---------     --------------     ---------
Mr. Mark G. Kachur   14,779,977         355,673       1,787,638
Dr. David L. Swift   14,997,794         137,856       1,787,638

         2. A proposal for the reapproval of the performance goals in the Executive Management Incentive Plan was approved by a count of 14,433,490 votes for, 668,192 votes against, 33,968 votes abstaining, and 1,787,638 shares not voted.

         3. A proposal for the appointment of PricewaterhouseCoopers LLP as independent auditors was approved by a count of 15,005,935 votes for, 93,561 votes against, 36,154 votes abstaining, 1,787,638 shares not voted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report.

         Exhibit 31.1 - Certification of Mark G. Kachur pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 - Certification of Frederick C. Flynn, Jr. pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

                  We filed a Report on Form 8-K, dated February 19, 2004, under "Item 7. Financial Statements and Exhibits," reporting our financial results for the quarter ended January 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUNO INCORPORATED

Date May 19, 2004

By /s/Mark G. Kachur
   -----------------
Mark G. Kachur
Chairman of the Board of Directors,
President and Chief Executive Officer

By /s/ Frederick C. Flynn, Jr.
   ---------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer and Assistant Secretary