Form 10-Q
period 2004-07-31
CUNO INC
filed 2004-08-25
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004    Commission file number 000-21109

                                CUNO INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      06-1159240
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

400 Research Parkway, Meriden, Connecticut                        06450
------------------------------------------                  -----------------
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

Yes   [ X ]      No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   [ X ]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value -- 16,961,527 shares as of July 31, 2004

                                CUNO INCORPORATED

                                                                                                 PAGE
                                                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Income                                                        1-2

          Consolidated Balance Sheets                                                                3

          Consolidated Statements of Cash Flows                                                      4

          Notes to Unaudited Condensed Consolidated Financial Statements                          5-13

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                             14-26

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                27

Item 4.   Controls and Procedures                                                                   28

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                       29-34

CUNO INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share and per-share amounts)

                                                 THREE MONTHS ENDED
                                                      JULY 31,
                                                2004            2003
                                            ------------    ------------
Net sales                                   $     89,945    $     74,965
Operating expenses:
    Cost of products sold                         50,275          41,088
    Selling, general and administrative           22,539          18,826
    Research, development and engineering          4,327           3,855
                                            ------------    ------------
                                                  77,141          63,769
                                            ------------    ------------

Operating income                                  12,804          11,196

Nonoperating income (expense):
    Interest expense                                 (67)           (159)
    Interest and other income, net                   154             180
                                            ------------    ------------
                                                      87              21
                                            ------------    ------------

Income before income taxes                        12,891          11,217

Income taxes                                       4,288           3,750

                                            ------------    ------------
Net income                                  $      8,603    $      7,467
                                            ============    ============

Basic earnings per common share             $       0.51    $       0.45

Diluted earnings per common share           $       0.50    $       0.44

Basic shares outstanding                      16,714,250      16,685,602

Diluted shares outstanding                    17,160,384      17,088,250

See accompanying notes.

CUNO INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share and per-share amounts)

                                                         NINE MONTHS ENDED
                                                            JULY 31,
                                                       2004            2003
                                                   ------------    ------------
Net sales                                          $    248,099    $    210,707
Less costs and expenses:
    Cost of products sold                               134,504         115,798
    Selling, general and administrative expenses         65,287          54,853
    Research, development and engineering                12,552          10,897
                                                   ------------    ------------
                                                        212,343         181,548
                                                   ------------    ------------

Operating income                                         35,756          29,159

Nonoperating income (expense):
    Interest expense                                       (237)           (440)
    Interest and other income, net                          520             361
                                                   ------------    ------------
                                                            283             (79)
                                                   ------------    ------------

Income before income taxes                               36,039          29,080

Provision for income taxes                               11,987           9,921

                                                   ------------    ------------
Net income                                         $     24,052    $     19,159
                                                   ============    ============

Basic earnings per common share                    $       1.44    $       1.15

Diluted earnings per common share                  $       1.41    $       1.13

Basic shares outstanding                             16,698,648      16,629,302

Diluted shares outstanding                           17,068,215      17,000,649

See accompanying notes.

CUNO INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                                  (unaudited)
                                                                    JULY 31,    OCTOBER 31,
                                                                     2004         2003
                                                                   ---------    --------
ASSETS
Current assets
    Cash and cash equivalents                                      $  54,030    $  57,603
    Accounts receivable, less allowances for
      doubtful accounts of $1,888 and $1,705, respectively            74,067       59,658
    Inventories, net                                                  39,448       31,058
    Deferred income taxes                                              9,494        9,020
    Prepaid expenses and other current assets                          7,019        4,306
                                                                   ---------    ---------
        Total current assets                                         184,058      161,645

Noncurrent assets
    Deferred income taxes                                              1,395        1,340
    Goodwill                                                          30,999       28,489
    Prepaid pension costs                                              7,923        7,923
    Other noncurrent assets                                            9,598        3,551
    Property, plant and equipment, net                                90,448       85,060
                                                                   ---------    ---------
        Total assets                                               $ 324,421    $ 288,008
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                              $     227    $     849
    Bank loans                                                        11,270       11,804
    Accounts payable                                                  28,549       20,850
    Accrued payroll and related taxes                                 15,695       17,456
    Other accrued expenses                                             9,694       10,443
    Accrued income taxes                                               5,741        2,558
                                                                   ---------    ---------
        Total current liabilities                                     71,176       63,960

Noncurrent liabilities
    Long-term debt, less current portion                                 602          401
    Deferred income taxes                                             10,922        9,862
    Accrued pension liability                                          5,680        5,457
    Other long-term liabilities                                          463            -
                                                                   ---------    ---------
        Total noncurrent liabilities                                  17,667       15,720

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                       -            -
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        16,961,527 and 16,863,482 shares issued                           17           17
    Treasury Stock, at cost (2,747 shares)                               (57)         (57)
    Additional paid-in-capital                                        57,584       53,787
    Unearned compensation                                             (1,714)        (784)
    Accumulated other comprehensive loss --
          Foreign currency translation adjustments                     3,614        3,282
          Fair value of derivative financial instruments, net             12           13
          Minimum pension liability, net                              (2,049)      (2,049)
                                                                   ---------    ---------
                                                                       1,577        1,246
    Retained earnings                                                178,171      154,119
                                                                   ---------    ---------
        Total stockholders' equity                                   235,578      208,328
                                                                   ---------    ---------
        Total liabilities and stockholders' equity                 $ 324,421    $ 288,008
                                                                   =========    =========

See accompanying notes.

CUNO INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                           NINE MONTHS ENDED
                                                                                JULY 31,
                                                                           2004         2003
                                                                         ---------    --------
OPERATING ACTIVITIES
   Net income                                                             $ 24,052    $ 19,159
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                          8,275       7,272
      Noncash compensation recognized under employee stock plans               632         407
      Losses (gains) on sales of property, plant and equipment                 143         (13)
      Pension funding less than (in excess of) expense                         261      (5,997)
      Deferred income taxes                                                    693        (120)
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                             (14,033)     (6,425)
           Inventories                                                      (8,485)       (338)
           Prepaid expenses and other current assets                        (4,651)     (1,009)
           Accounts payable and accrued expenses                             5,357      (1,601)
           Accrued income taxes                                              2,951       4,291
                                                                          --------    --------
Net cash provided by operating activities                                   15,195      15,626

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                      13          35
      Acquisition of companies, net of cash acquired                        (4,720)       (149)
      Capital expenditures                                                 (13,276)    (12,420)
      Other, net                                                            (1,291)       (339)
                                                                          --------    --------
Net cash used for investing activities                                     (19,274)    (12,873)

FINANCING ACTIVITIES
      Principal payments on long-term debt                                    (900)     (2,069)
      Proceeds from short-term debt                                            198         829
      Principal payments on short-term debt                                   (612)     (1,116)
      Net borrowings (repayments) under short-term bank loans                   99      (1,622)
      Proceeds from stock options exercised                                  1,126       1,193
                                                                          --------    --------
Net cash used for financing activities                                         (89)     (2,785)

Effect of exchange rate changes on cash and cash equivalents                   595       1,112
                                                                          --------    --------
Net change in cash and cash equivalents                                     (3,573)      1,080
Cash and cash equivalents -- beginning of period                            57,603      40,872
                                                                          --------    --------
Cash and cash equivalents -- end of period                                $ 54,030    $ 41,952
                                                                          ========    ========

See accompanying notes.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unless otherwise noted, amounts in thousands, except share and per-share amounts)

JULY 31, 2004

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

      Inventories consist of the following:

                            JULY 31,          OCTOBER 31,
                              2004               2003
                           ----------         ----------
                          (unaudited)
Raw materials              $ 15,861           $  13,112
Work-in-process               3,881               3,992
Finished goods               19,706              13,954
                           --------           ---------
                           $ 39,448           $  31,058
                           ========           =========

ACCOUNTS PAYABLE

      At July 31, 2004 and October 31, 2003, approximately $4,195 and $2,294, respectively, representing book overdrafts of cash accounts, were reclassified to accounts payable.

OTHER INCOME:

      Interest and other income (expense), net consisted of the following:

                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                               JULY 31,                  JULY 31,
                                        2004          2003          2004          2003
                                      ---------     --------       -------      -------
Interest income                       $    156      $    159       $   576      $    433
Exchange gains (losses)                     35           (24)           33          (101)
(Losses) gains on sale of
property, plant and equipment               (6)            6           (36)           13
Other, net                                 (31)           39           (53)           16
                                      --------      --------       -------      --------
                                      $    154      $    180       $   520      $    361
                                      ========      ========       =======      ========

EARNINGS PER SHARE:

      Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock equivalents, where such effect is dilutive. Earnings per share for the three months ended July 31, 2004 and 2003 is calculated as follows:

                                                 JULY 31,      JULY 31,
                                                   2004         2003
                                               -----------   -----------
NUMERATOR:

 Net income                                    $     8,603   $     7,467
                                               ===========   ===========
DENOMINATORS:

  Weighted average shares outstanding           16,714,250    16,685,602
  DENOMINATOR FOR BASIC EARNINGS PER SHARE      16,714,250    16,685,602
                                               ===========   ===========

  Weighted average shares outstanding           16,714,250    16,685,602
  Effect of dilutive employee stock options        284,197       379,424
  Effect of dilutive restricted shares             161,937        23,224
                                               -----------   -----------
  DENOMINATOR FOR DILUTED EARNINGS PER SHARE    17,160,384    17,088,250
                                               ===========   ===========

 Basic earnings per share                      $      0.51   $      0.45
 Diluted earnings per share                    $      0.50   $      0.44

      Approximately zero and 44,000 shares related to options to purchase common stock and unvested restricted stock were excluded from the computations of diluted earnings per share for the three-months ended July 31, 2004 and 2003, respectively, because the exercise price was greater than the average market price of the common stock during the periods.

Earnings per share for the nine months ended July 31, 2004 and 2003 is calculated as follows:

                                                JULY 31,      JULY 31,
                                                  2004          2003
                                               -----------   -----------
NUMERATOR:

 Net income                                    $    24,052   $    19,159
                                               ===========   ===========
DENOMINATORS:

  Weighted average shares outstanding           16,698,648    16,629,302
  DENOMINATOR FOR BASIC EARNINGS PER SHARE      16,698,648    16,629,302
                                               ===========   ===========

  Weighted average shares outstanding           16,698,648    16,629,302
  Effect of dilutive employee stock options        213,138       348,076
  Effect of dilutive restricted shares             156,429        23,271
                                               -----------   -----------
  DENOMINATOR FOR DILUTED EARNINGS PER SHARE    17,068,215    17,000,649
                                               ===========   ===========

 Basic earnings per share                      $      1.44   $      1.15
 Diluted earnings per share                    $      1.41   $      1.13

      Approximately zero and 68,695 shares related to options to purchase common stock and unvested restricted stock were excluded from the computations of diluted earnings per share for the nine-months ended July 31, 2004 and 2003, respectively, because the exercise price was greater than the average market price of the common stock during the periods

COMPREHENSIVE INCOME:

      Total comprehensive income was comprised of the following:

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         JULY 31,                JULY 31,
                                                      2004       2003       2004        2003
                                                    -------    -------    ------      -------
Net income                                          $ 8,603    $ 7,467    $ 24,052    $ 19,159

Other comprehensive income (loss):
   Change in fair value of derivative
      financial instruments, net of deferred
      income taxes of  $20, $48, $49 and                (24)        69          76         (87)
      $60

   (Losses) gains related to derivative financial
     instruments reclassified into earnings from
     other comprehensive income, net of deferred
     income taxes of $9, $9, $45 and $46                 12        (12)        (77)         67

   Foreign currency translation adjustments            (726)       180         332       5,920
                                                    -------    -------    --------    --------
             Total comprehensive income             $ 7,865    $ 7,704    $ 24,383    $ 25,059
                                                    =======    =======    ========    ========

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

                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                        JULY 31,                    JULY 31,
                                   2004        2003            2004        2003
                                  ------     -------         --------     -------
Volatility                         N/A        32.99%           29.43%      29.49%
Risk-free interest rate            N/A         2.92%            3.44%       3.58%
Expected option life               N/A       5 years          5 years     5 years
Dividend yield                     N/A             -                -           -

      N/A -- There were no stock option grants during the quarter ended July 31, 2004.

      The following table illustrates the effect on net income and earnings per share as if compensation cost had been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with FAS 123, as amended, using the Black-Scholes fair value method for option pricing.

                                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                              JULY 31,                 JULY 31,
                                                                          2004       2003         2004        2003
                                                                       ---------   ---------   ----------   ----------
Net income, as reported                                                $   8,603   $   7,467   $   24,052   $   19,159

Add: Stock-based compensation expense included in reported net
income, net of income taxes                                                  147          88          423          264

Deduct: Total stock-based compensation expense determined under fair
value based method for all awards, net of income taxes                       606         526        1,842        1,606
                                                                       ---------   ---------   ----------   ----------
 Pro forma net income                                                  $   8,144   $   7,029   $   22,633   $   17,817
                                                                       =========   =========   ==========   ==========
 Earnings per share:
           Basic - as reported                                         $    0.51   $    0.45   $     1.44   $     1.15
           Basic - pro forma                                           $    0.49   $    0.42   $     1.36   $     1.07
           Diluted - as reported                                       $    0.50   $    0.44   $     1.41   $     1.13
           Diluted - pro forma                                         $    0.47   $    0.41   $     1.33   $     1.05

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

NOTE 2 - GOODWILL AND INTANGIBLE ASSETS

      Goodwill amounted to $30,999 and $28,489 at July 31, 2004 and October 31, 2003, respectively. The increase in goodwill was primarily driven by an acquisition of a manufacturing company in the U.S. and two small distributor acquisitions in Europe, which resulted in additional goodwill of $2,108. Changes in foreign exchange rates also favorably impacted carrying values of goodwill.

      Other intangible assets, which are included in "Other noncurrent assets", amounted to $5,534 and $2,075 at July 31, 2004 and October 31, 2003, respectively. The increase in other intangible assets was related primarily to an acquisition of a manufacturing company in the U.S. and two small distributor acquisitions in Europe in which we allocated approximately $3,580 to intangible assets, relating mainly to technology, customer lists and non-compete agreements. Amortization expense for the three and nine-month periods ended July 31, 2004 amounted to $125 and $265, respectively. Other changes reflect the impact of fluctuations in foreign exchange rates.

NOTE 3 - BENEFIT PLANS

Components of Net Periodic Benefit Cost are as follows:

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                             JULY 31,              JULY 31,
                                         2004       2003         2004       2003
                                        ------     -------     --------   --------
Service cost                            $ 683      $  544      $ 2,049    $ 1,632
Interest cost                             633         586        1,899      1,758
Expected return on plan assets           (823)       (885)      (2,469)    (2,655)
Amortization of transition asset           20          18           60         54
Amortization of prior service cost        102          32          306         96
Amortization of net loss                  141         140          423        420
                                        -----      ------      -------    -------
            Net periodic benefit cost   $ 756      $  435      $ 2,268    $ 1,305
                                        =====      ======      =======    =======

      During the three and nine months ended July 31, 2004, employer contributions of $666 and $2,007, respectively, were made to the pension plans. We currently anticipate contributing an additional $624 to fund our pension plans in fiscal 2004 for a total expected contribution of $2,631.

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

NOTE 4 - ACQUISITIONS

      During the nine months ended July 31, 2004, we completed the acquisition of a manufacturing company in the U.S. and two distributor acquisitions in Europe for total consideration of $4,720. The amount of goodwill and other intangible assets recorded in connection with these acquisitions amounted to $2,108 and $3,580, respectively. None of these acquisitions had a material impact on the Company's historical financial statements or pro forma operating results.

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

      Financial information by geographic operating segments is summarized below:

                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                     JULY 31,                JULY 31,
                                 2004        2003        2004         2003
                               --------    --------    ---------    ---------
NET SALES:
Europe                         $ 20,363    $ 16,704    $  57,421    $  45,416
Japan                            13,491       8,902       34,705       25,647
Asia/Pacific                     12,273       9,221       34,720       26,882
Latin America                     3,687       3,296       10,656        8,493
                               --------    --------    ---------    ---------
    Subtotal - Foreign sales     49,814      38,123      137,502      106,438
North America                    54,135      46,746      150,460      133,623
Intercompany sales              (14,004)     (9,904)     (39,863)     (29,354)
                               --------    --------    ---------    ---------
           Total net sales     $ 89,945    $ 74,965    $ 248,099    $ 210,707
                               ========    ========    =========    =========

      Our sales by market are summarized below:

                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                    JULY 31,              JULY 31,
                                 2004      2003       2004       2003
                               -------   -------    --------   --------
NET SALES:
Potable Water                  $42,471   $34,606    $115,264   $ 96,301
Fluid Processing                22,658    19,040      64,072     55,117
Healthcare                      24,816    21,319      68,763     59,289
                               -------   -------    --------   --------
             Total net sales   $89,945   $74,965    $248,099   $210,707
                               =======   =======    ========   ========

      Our operating income by segment is detailed below:

                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                   JULY 31,                JULY 31,
                               2004        2003        2004        2003
                             --------    --------    --------    --------
OPERATING INCOME:
North America                $  5,605    $  6,716    $ 18,682    $ 18,045
Europe                          1,701       1,936       4,774       4,146
Japan                           3,139         906       5,645       2,393
Asia/Pacific                    1,892       1,346       5,504       3,686
Latin America                     467         292       1,151         889
                             --------    --------    --------    --------
          Segment total        12,804      11,196      35,756      29,159
                             --------    --------    --------    --------
Interest expense                  (67)       (159)       (237)       (440)
Other, net                        154         180         520         361
                             --------    --------    --------    --------
Income before income taxes   $ 12,891    $ 11,217    $ 36,039    $ 29,080
                             ========    ========    ========    ========

      Interest expense and other income (expense) have not been allocated to segments.

Our assets by segment are detailed below:

                          JULY 31,    OCTOBER 31,
                           2004           2003
                         ---------    -----------
ASSETS:
North America            $ 211,027    $ 197,374
Europe                      59,719       46,643
Japan                       37,277       30,788
Asia/Pacific                26,480       20,531
Latin America               12,422       11,702
General Corporate           54,030       57,604
Eliminations and other     (76,534)     (76,634)
                         ---------    ---------
Total Assets             $ 324,421    $ 288,008
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

      Currently, we have self-insurance limits for workers' compensation, product liability and employee medical claims. Our workers' compensation policies have per-individual deductibles of $350, our product liability policy has a $250 per claim deductible and our medical plan for employees has a stop-loss of $200 per individual.

      During the second quarter of fiscal 2004, we entered into a new, exclusive distribution agreement with a major retailer. Inclusive with this agreement is a requirement to buy-back certain non-CUNO inventory over the remainder of fiscal 2004. The amount of inventory that we will be required to buy back is based on future levels of such inventory on hand at the time the customer receives the first shipment of CUNO manufactured product. In the third quarter of 2004, we purchased approximately $250 (net realizable value) of inventory in connection with this agreement. Additional future amounts of this purchase commitment are not reasonably estimable; furthermore, the fair market value of certain purchased inventory may be below the actual price paid by the Company at the time of purchase. In addition, we expect to spend approximately $1,000 during fiscal 2004 to install in-store promotional kiosks to promote these products. Of this amount, approximately $642 has been spent as of July 31, 2004.

NOTE 7 - PRODUCT WARRANTY

      We warrant our products against defects in design, materials, and workmanship, generally for periods ranging from one to three years, although warranty periods on certain product lines extend up to ten years. A provision for estimated future costs related to these warranties is recorded on a monthly basis and is included in cost of goods sold. Activity related to the product warranty liability was as follows:

                                    NINE MONTHS ENDED           YEAR ENDED
                                        JULY 31,                OCTOBER 31,
                                         2004                      2003
                                    -----------------           -----------
Balance at beginning of year         $   817                    $   785
Provision for warranty obligations       734                        818
Settlements made                        (578)                      (816)
Changes in foreign exchange rates          2                         30
                                     -------                    -------

Balance at end of period             $   975                    $   817
                                     =======                    =======

NOTE 8 - SUBSEQUENT EVENTS

      On August 2, 2004 we completed the acquisition of WTC Industries, Inc. This transaction was completed following the approval by a majority of WTC's shareholders at a special meeting held on July 29, 2004.

      Under the terms of the transaction, CUNO paid WTC's stockholders $39.87 in cash for each WTC share outstanding. WTC option and warrant holders received a cash payment based on the difference between $39.87 per share and the exercise price of their options and warrants. The aggregate consideration for the outstanding WTC shares (including payments for the settlement of outstanding stock options and warrants) was approximately $115 million (including the assumption of WTC's outstanding bank debt and all acquisition-related fees and expenses). CUNO funded the acquisition with a combination of existing cash and bank borrowings under a new unsecured, variable-rate, unsecured five-year
$120 million revolving credit facility that was arranged with a syndicate of banks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(amounts in thousands, except share and per-share amounts, unless otherwise noted)

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

      - RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three and nine months ended July 31, 2004 and 2003, including a brief description of transactions and events that impact the comparability of these results.

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

      Revenue Recognition -- We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 104"). SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JULY 31, 2004 VS. THREE MONTH PERIOD ENDED JULY 31,
2003

OVERVIEW

      During the third quarter of fiscal 2004, CUNO's sales and net income grew by 20 percent and 15 percent, respectively. This growth was positively influenced by the overall weakness of the U.S. dollar. U.S. sales were up 15 percent and were led by the potable water market. Overseas sales were likewise very strong (up 20 percent in local currency), reflecting broad strength in the potable water market and overall strong sales in Japan (up 40 percent in local currency). Although our sales increased significantly, our margins decreased due primarily to start-up costs associated with a new distribution agreement involving potable water products with a major retailer. Our ongoing sales to retailers within the potable water market and future sales attributable to our recent acquisition of WTC Industries Inc. will generally carry lower gross margins than historically reported.

      Going forward, business and market uncertainties may affect results. See "Company Risk Factors" above and Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 for a full discussion of the key factors which affect our business and operating results.

      Below is a summary of selected consolidated earnings information:

                                           THREE MONTHS ENDED
                                                 JULY 31,
                                        2004       2003     CHANGE
                                      --------   --------   -------
Net sales                             $89,945    $74,965      20.0%
Cost of products sold                  50,275     41,088      22.4%
Gross profit                           39,670     33,877      17.1%
        Gross margin percent             44.1%      45.2%   110 bpt

Selling, general and administrative    22,539     18,826      19.7%
        SG&A as a percent of sales       25.1%      25.1%       --

Operating income                       12,804     11,196      14.4%
        Operating margin                 14.2%      14.9%   70 bpt
        Effective tax rate               33.3%      33.4%   10 bpt

Net income                            $ 8,603    $ 7,467      15.2%
Diluted earnings per share            $  0.50    $  0.44      13.6%

BUSINESS ENVIRONMENT

      Our geographic and market diversity help limit the impact of any one market or the economy of any single country on our consolidated results. The uncertainty of the economic conditions in various markets and geographic regions in which we compete is likely to continue to present challenges to our business near term. The U.S. Dollar was weaker compared to most of the currencies in countries we conduct business in during the third quarter of 2004 compared to the third quarter of 2003. We translate revenue and expense accounts at the average exchange rates during the periods presented.

NET SALES

      Net sales were $89.9 million in the third quarter of fiscal 2004 representing a 20.0 percent increase over 2003's third quarter sales of $75.0 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the third quarter of 2003, net sales in the third quarter of 2004 would have been $2.0 million lower than the reported sales of $89.9 million, or 17.3 percent greater overall.

      The following table displays the Company's sales by geographic segment:

                            THREE MONTHS ENDED                     CURRENCY
                                 JULY 31,              PERCENT     ADJUSTED
                             2004      2003            CHANGE       CHANGE
                           -------   ---------         -------     --------
North America              $46,357   $  40,386          14.8%        14.8%
Europe                      16,560      14,465          14.5%         8.6%
Japan                       13,168       8,778          50.0%        40.1%
Asia/Pacific                10,558       8,139          29.7%        24.2%
Latin America                3,302       3,197           3.3%         9.5%
                           -------   ---------          ----         ----
             Total sales   $89,945   $  74,965          20.0%        17.3%
                           =======   =========          ====         ====

      North American sales increased 14.8 percent in the third quarter of 2004 as compared to the same quarter in 2003. The majority of this increase was attributable to potable water and reflects sales related to a new, exclusive distribution agreement with a major retailer. North American fluid processing sales were up 17.5 percent, primarily reflecting the overall strengthening of the U.S. economy during this period. North American healthcare sales increased modestly due primarily to a reduction in diagnostic sales. European sales increased 8.6 percent in local currency as compared to the same period in 2003. Sales were generally strong in all European markets during the quarter. Sales in Japan were up 40.1 percent in local currency, led by very strong sales growth of food and beverage filters used in the healthcare market for filtration of summer bottled drinks. Asia/Pacific sales were up 24.2 percent excluding changes in currency values, primarily reflecting strong sales growth in the potable water market in that region. Third quarter 2004 Latin American sales were up 9.5 percent when expressed in local currency, due primarily to new product sales associated with a new customer in the potable water market, offset by more moderate sales in the healthcare and fluid processing markets due to the difficult economic environment in the region.

      The following table displays the Company's sales by market:

                            THREE MONTHS ENDED                     CURRENCY
                                 JULY 31,              PERCENT     ADJUSTED
                             2004      2003            CHANGE       CHANGE
                           -------   ---------         -------     --------
Potable Water              $42,471   $34,606            22.7%       22.0%
Fluid Processing            22,658    19,040            19.0%       14.8%
Healthcare                  24,816    21,319            16.4%       12.1%
                           -------   -------            ----        ----
             Total sales   $89,945   $74,965            20.0%       17.3%
                           =======   =======            ====        ====

      The strength in the potable water market was broad geographically, driven largely by strong overseas sales (up 27.3 percent in local currency) and strong sales growth in North America (up 20.7 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Fluid Processing sales were up 17.5 percent in the U.S. due in part to the strong economy during the period and were up 13.7 percent overseas on a local currency basis. Worldwide healthcare sales were up 12.1 percent in local currency, reflecting broad geographic strength, but down in the U.S. due to a reduction in diagnostic sales.

GROSS PROFIT

      Gross profit increased $5.8 million to $39.7 million in the third quarter of 2004 from $33.9 million in the third quarter of 2003. Gross profit as a percentage of net sales (gross margin) decreased during that same period from
45.2 percent in 2003 to 44.1 percent in 2004. This decrease is primarily attributable to start-up costs associated with a new distribution agreement with a major retailer within potable water and generally lower gross margins on sales to retailers within the potable water market.

      Although we are under pressure to maintain competitive prices with our customers, we pursue various supply-chain management initiatives designed to lower our production costs. In addition, we have ongoing programs to modernize our manufacturing facilities to further gain efficiencies.

OPERATING EXPENSES

      Selling, general and administrative expenses (SG&A) were up 19.7 percent, comparable to the 20.0 percent sales growth rate in the quarter. Similarly, SG&A expenses were unchanged as a percentage of sales - 25.1 percent of sales in both the third quarter of fiscal 2004 and 2003. Because of CUNO's international operations, the weaker U.S. dollar serves to increase the consolidated U.S. dollar reported SG&A expense. In addition, increased structural costs (including medical, pension, insurance and depreciation expenses) continue to impact our overall SG&A expenses.

      Research, development and engineering expenses (incurred primarily in the U.S. and to a lesser extent in Europe) increased 12.2 percent to $4.3 million in the third quarter of 2004, reflecting our continued focus on the development of new products and technologies. In the third quarter of 2004, we received approximately $0.1 million in RD&E cost reimbursements from a new customer. Excluding this reimbursement, RD&E would have increased 15.7 percent. As a percentage of sales, RD&E expenses were 5.0 percent of sales in the third quarter of fiscal 2004 (adjusted for the reimbursement) compared to 5.1 percent of sales in the third quarter of fiscal 2003.

OPERATING INCOME

      As a result of the above, operating income increased $1.6 million, or 14.4 percent, to $12.8 million or 14.2 percent of sales in the third quarter of fiscal 2004 compared to $11.2 million or 14.9 percent of sales in the third quarter of 2003.

      Our operating income by segment is detailed below:

                    THREE MONTHS ENDED
                         JULY 31,            DOLLAR      PERCENT
                     2004       2003         CHANGE      CHANGE
                    -------   --------      --------     -------
OPERATING INCOME:
North America       $ 5,605   $ 6,716       ($1,111)     (16.5%)
Europe                1,701     1,936          (235)     (12.1%)
Japan                 3,139       906         2,233      246.5%
Asia/Pacific          1,892     1,346           546       40.6%
Latin America           467       292           175       59.9%
                    -------   -------        ------
          Total     $12,804   $11,196        $1,608       14.4%
                    -------   -------        ------

      The decrease in operating income in North America was driven by start-up costs associated with a new distribution agreement with a major retailer within potable water and a reduction in diagnostic sales (which generally carry higher margins). The results of our foreign operations are heavily dependent on the relationship of their functional currency compared to the U.S. Dollar. We translate our foreign revenue and expense accounts into U.S. Dollars using the average exchange rate for the period. European sales increased 8.6 percent on a local currency basis, while the Euro strengthened approximately 5 percent (average third quarter of 2004 versus average third quarter of 2003). However, Europe's operating income fell by 12 percent due to higher SG&A expenses associated with incremental advertising costs and increased staffing. Sales in Japan were up 40.1 percent on a local currency basis, and the Yen strengthened 7 percent versus the U.S. Dollar quarter over quarter (allowing fixed costs to be spread over a large sales base). Asia/Pacific sales were up 24.2 percent quarter over quarter, and the Australian Dollar strengthened approximately 7 percent in comparison (approximately 50 percent of our sales in the region are denominated in Australian Dollars). Local currency sales in Latin America increased 9.5 percent and the Brazilian Real weakened approximately 6 percent quarter over quarter - these factors helped to increase operating profit a modest $0.2 million.

INCOME TAXES

      The Company's effective income tax rate for the third quarter of 2004 was
33.3 percent compared to 33.4 percent in the third quarter of 2003. Our tax rate is impacted by the change in the mix of income attributed to the various countries in which we do business. We expect our fourth quarter tax rate to increase due to the non-deductible amortization of intangibles associated with our August 2, 2004 acquisition of WTC Industries Inc. We have not completed our valuation of intangibles related to this acquisition at this time.

      As of July 31, 2004, the Company had a full valuation allowance against approximately $1.1 and $0.3 million of NOLs in China and Germany, respectively. Our China operations are start-up in nature with a history of losses (no profit has been earned since inception in 2001) and our German operation has incurred losses in three out of the past four fiscal years. The remaining countries in which we carry valuation allowances against NOLs are generally operations which are new to CUNO, have a history of losses, or are in volatile economic regions of the world.

NINE MONTH PERIOD ENDED JULY 31, 2004 VS. NINE MONTH PERIOD ENDED JULY 31, 2003

OVERVIEW

      During the first nine months of fiscal 2004, CUNO's sales and earnings grew at a strong double-digit pace. This growth was favorably impacted by the overall weakness of the U.S. Dollar and strong worldwide sales in the potable water market (up 16.9 percent on a currency adjusted basis) and overseas sales in general (up 12.9 percent). Our margins improved due primarily to the benefit of incremental sales volume, offset in part by increased start-up costs associated with a major new retail vendor within potable water in the latter part of the period, increasing sales to retail establishments within potable water (which generally carry lower margins) and increased structural costs such as pension and depreciation. Our ongoing sales to retailers within the potable water market and future sales attributable to our recent acquisition of WTC Industries will generally carry lower gross margins than historically reported.

      Going forward, business and market uncertainties may affect results. See "Company Risk Factors" above and Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 for a full discussion of the key factors which affect our business and operating results.

      Below is a summary of selected consolidated earnings information:

                                             NINE MONTHS ENDED
                                                  JULY 31,
                                        2004         2003       CHANGE
                                      ---------   ---------     ------
Net sales                             $248,099    $210,707      17.7%
Cost of products sold                  134,504     115,798      16.2%
Gross profit                           113,595      94,909      19.7%
        Gross margin percent              45.8%       45.0%     80 bpt

Selling, general and administrative     65,287      54,853      19.0%
        SG&A as a percent of sales        26.3%       26.0%     30 bpt

Operating income                        35,756      29,159      22.6%
        Operating margin                  14.4%       13.8%     60 bpt
        Effective tax rate                33.3%       34.1%     80 bpt

Net income                            $ 24,052    $ 19,159      25.5%
Diluted earnings per share            $   1.41    $   1.13      24.8%

BUSINESS ENVIRONMENT

      Our geographic and market diversity helps limit the impact of any one market or the economy of any single country on our consolidated results. The uncertainty of the economic conditions in various markets and geographic regions in which we compete is likely to continue to present challenges to our business near term. The U.S. Dollar was weaker compared to most of the currencies in countries we conduct business in during the first nine months of 2004 compared to the first nine months of 2003. We translate revenue and expense accounts at the average exchange rates during the periods presented.

NET SALES

      Net sales were $248.1 million in the first nine months of fiscal 2004 representing a 17.7 percent increase over 2003's sales of $210.7 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first nine months of 2003, net sales in the first nine months of 2004 would have been $11.9 million lower than the reported sales of $248.1 million, or 12.1 percent greater overall.

      The following table displays the Company's sales by geographic segment:

                                              NINE MONTHS ENDED                      CURRENCY
                                                   JULY 31,             PERCENT       ADJUSTED
                                            2004             2003       CHANGE        CHANGE
                                          --------         --------    ---------     ---------
North America                             $127,283         $114,273       11.4%         11.4%
Europe                                      46,516           38,520       20.8%          7.9%
Japan                                       33,897           25,345       33.7%         22.0%
Asia/Pacific                                30,649           24,509       25.1%         12.0%
Latin America                                9,754            8,060       21.0%         10.6%
                                          --------         --------       ----          ----
             Total sales                  $248,099         $210,707       17.7%         12.1%
                                          ========         ========       ====          ====

      North American sales increased 11.4 percent in the first nine months of 2004 as compared to the same period in 2003. Stronger potable water market sales were responsible for the majority of this growth in North America during this time period. Potable water continues to achieve strong sales of its series of filters designed for customers who serve various channels of distribution with final sales to U.S. residential consumers. European sales increased 7.9 percent in local currency as compared to the same period in 2003. Potable water sales were particularly strong in the period reflecting greater demand for our products serving the OEM and appliance markets. Sales in Japan were up 22.0 percent in local currency led by very strong sales growth of food and beverage filters used in the healthcare market for filtration of summer bottled drinks as well as increased fluid processing sales. Asia/Pacific sales were up 12.0 percent in local currency. Sales were especially strong in the fluid processing and water markets in Asia. Latin American sales were up 10.6 percent when expressed in local currency due primarily to new product sales associated with a relatively new customer in the potable water market.

      The following table displays the Company's sales by market:

                                              NINE MONTHS ENDED                      CURRENCY
                                                   JULY 31,             PERCENT       ADJUSTED
                                            2004             2003       CHANGE        CHANGE
                                          --------         --------    ---------     --------
Potable Water                             $115,264         $ 96,301     19.7%          16.9%
Fluid Processing                            64,072           55,117     16.2%           8.5%
Healthcare                                  68,763           59,289     16.0%           7.6%
                                          --------         --------     ----           ----
             Total sales                  $248,099         $210,707     17.7%          12.1%
                                          ========         ========     ====           ====

      The strength in the potable water market was broad geographically, driven largely by strong overseas sales (up 23.8 percent in local currency) and strong sales growth in North America (up 15.3 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Fluid Processing sales were up 8.9 percent in the U.S. and up 8.4 percent overseas on a local currency basis. Healthcare sales were up 12.2 percent overseas on a local currency basis but flat in the U.S. due primarily to a reduction in diagnostic sales.

GROSS PROFIT

      Gross profit increased $18.7 million to $113.6 million in the first nine months of 2004 from $94.9 million in the first nine months of 2003. Gross profit as a percentage of net sales (gross margin) increased during that same period from 45.0 percent in 2003 to 45.8 percent in 2004. This increase is primarily attributable to the overall increase in the volume of sales (sales up 17.7 percent during the period), offset by start-up costs attributable to a new retail customer within the potable water market.

      Although we are under pressure to maintain competitive prices with our customers, we pursue various supply-chain management initiatives designed to lower our production costs. In addition, we have ongoing programs to modernize our manufacturing facilities to further gain efficiencies.

OPERATING EXPENSES

      Selling, general and administrative expenses (SG&A) were up 19.0 percent, somewhat in excess of the 17.7 percent sales growth rate. Because of CUNO's international operations, the weaker U.S. dollar served to increase the consolidated U.S. dollar reported SG&A expense. SG&A expenses were 26.3 percent of sales in the first nine months of 2004 compared to 26.0 percent of sales in the first nine months of 2003. In addition, rising structural costs (such as medical, pension, insurance and depreciation expenses) impacted overall SG&A expenses. For example, pension expenses increased from $1.3 million in the first nine months of 2003 to $2.3 million in the first nine months of 2004.

      Research, development and engineering expenses (incurred primarily in the US and to a lesser extent in Europe) increased 15.2 percent to $12.6 million in the first nine months of 2004, reflecting our continued focus on the development of new products and technologies. In the first nine months of 2004 and 2003, we received approximately $0.4 million and $0.5 million, respectively, in RD&E cost reimbursements from new customers. As a percentage of sales, RD&E expenses were
5.2 percent of sales in the first nine months of fiscal 2004 compared to 5.4 percent of sales in the first nine months of fiscal 2003 (both percentages adjusted for reimbursements discussed above).

OPERATING INCOME

      As a result of the above, operating income increased $6.6 million, or 22.6 percent, to $35.8 million or 14.4 percent of sales in the first nine months of fiscal 2004 compared to $29.2 million or 13.8 percent of sales in the first nine months of 2003.

      Our operating income by segment is detailed below:

                                            NINE MONTHS ENDED
                                                 JULY 31,            DOLLAR     PERCENT
                                           2004          2003        CHANGE      CHANGE
                                          -------       -------      ------     -------
OPERATING INCOME:
North America                             $18,682       $18,045      $  637       3.5%
Europe                                      4,774         4,146         628      15.1%
Japan                                       5,645         2,393       3,252     135.9%
Asia/Pacific                                5,504         3,686       1,818      49.3%
Latin America                               1,151           889         262      29.5%
                                          -------       -------      ------
          Total                           $35,756       $29,159      $6,597      22.6%
                                          -------       -------      ------

      The increase in operating income in the U.S. was driven by the 11.4 percent increase in sales, offset by certain new customer start-up costs and structural costs discussed above. The results of our foreign operations are heavily dependent on the relationship of their functional currency compared to the U.S. Dollar. We translate our foreign revenue and expense accounts into U.S. Dollars using the average exchange rate for the period. European sales increased 7.9 percent on a local currency basis, while the Euro strengthened approximately 11 percent (average first nine months of 2004 versus average first nine months of 2003) - these factors drove the increase in Europe's operating income. Sales in Japan were up 22.0 percent on a local currency basis, and the Yen strengthened versus the U.S. Dollar approximately 9 percent period over period. Asia/Pacific sales were up 12.0 percent on a local currency basis, and the Australian Dollar strengthened approximately 17 percent in comparison (approximately 50 percent of our sales in the region are denominated in Australian Dollars). Local currency sales in Latin America increased 10.6 percent and the Brazilian Real strengthened approximately 11 percent.

INCOME TAXES

      The Company's effective income tax rate for the first nine months of 2004 was 33.3 percent compared to 34.1 percent in the first nine months of 2003. The decrease in our effective tax rate was driven by the expanded availability and utilization of certain state credits in the U. S. and foreign tax planning initiatives. Also, our tax rate is impacted by the change in the mix of income attributed to the various countries in which we do business. We expect our fourth quarter tax rate to increase due to the non-deductible amortization of intangibles associated with our August 2, 2004 acquisition of WTC Industries Inc., although we have not completed our valuation of intangibles related to this acquisition at this time.

      As of July 31, 2004, the Company had a full valuation allowance against approximately $1.1 and $0.3 million of NOLs in China and Germany, respectively. Our China operations are start-up in nature with a history of losses (no profit has been earned since inception in 2001) and our German operation has incurred losses in three out of the past four fiscal years. The remaining countries in which we carry valuation allowances against NOLs are generally operations which are new to CUNO, have a history of losses, or are in volatile economic regions of the world.

FINANCIAL POSITION AND LIQUIDITY

      We assess liquidity in terms of the Company's ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, capital expenditure levels, and adequate bank financing alternatives.

      We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents position ($54.0 million at July 31, 2004) and available sources of liquidity (approximately $24.3 million of available, uncommitted, unused worldwide short-term lines of credit) are sufficient to meet current and anticipated requirements for the foreseeable future. We do not rely on commercial paper or off-balance sheet financing arrangements for our liquidity needs nor do we have any investments in special purpose entities ("SPEs"), or variable interest entities ("VIEs").

      On August 2, 2004 we completed our acquisition of WTC Industries, Inc. The aggregate consideration paid was approximately $115 million (including all transaction related fees and expenses). We also completed a variable-rate, five-year $120 million revolving credit facility. We utilized $89 million from this revolver to fund the costs of the aforementioned acquisition (remainder of approximately $26 million was funded with available cash on hand).

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

      A summary of Cash Flow section totals follows:

                                                                   NINE MONTHS ENDED
                                                                        JULY 31,
                                                                2004              2003
                                                              ---------         ---------
CASH PROVIDED BY (USED FOR):
Operating activities                                          $  15,195         $  15,626
Investing activities                                            (19,274)          (12,873)
Financing activities                                                (89)           (2,785)
Effect of exchange rate changes on cash and cash
equivalents                                                         595             1,112

OPERATING ACTIVITIES

Net cash provided by operating activities decreased by $431 due primarily to: \

      -     Increased net income of $4,893 in 2004

      - Increases in accounts receivable and inventories due to the overall increase in sales

      - An incremental $6,000 contribution to our US pension plans in the first quarter of 2003

      -     Timing in the payments of accounts payable and accrued expenses

INVESTING ACTIVITIES

Net cash used for investing activities increased by $6,401 due primarily to:

      -     Increase in cash paid for acquisitions, net of cash acquired, of
            $4,571

      -     Increase in capital expenditures of $856

FINANCING ACTIVITIES

Net cash used for financing activities decreased by $2,696 due primarily to:

      - Decrease in net borrowings under short-term bank loans of $1,721 due primarily to the timing of certain cash payments

      -     Decrease in long term debt payments in 2004 of $1,169

The effect of exchange rate changes on cash and cash equivalents decreased $517 due to the fact that the U.S. Dollar strengthened more during the nine months ended July 31, 2004 compared to the nine months ended July 31, 2003.

Contractual Obligations and Commercial Commitments

      Below is a table detailing, by maturity date, our Contractual Obligations and Commercial Commitments as of October 31, 2003:

OBLIGATIONS AND
 COMMITMENTS          2004     2005      2006    2007    2008   THEREAFTER
-----------------    -------  -------  -------  ------  ------  ----------
Bank loans           $11,804  $    --  $    --  $   --  $   --  $      --
Long-term debt           849      143      151      76      10         21
Operating leases       2,895    2,487    2,241   2,011   1,613         --
                     -------  -------  -------  ------  ------  ----------
          Total      $15,548  $ 2,630  $ 2,392  $2,087  $1,623  $      21
                     =======  =======  =======  ======  ======  ==========

      Also, see fiscal 2004 changes in bank loans and long-term debt detailed on the Consolidated Statements of Cash Flows for the nine months ended July 31, 2004. On August 2, 2004 we completed our acquisition of WTC Industries, Inc. The aggregate consideration paid was approximately $115 million (including all acquisition related fees and expenses). We also completed a variable-rate, unsecured, five-year $120 million unsecured, revolving credit facility. We utilized $89 million from this revolver to help fund the costs of the aforementioned acquisition (remainder of approximately $26 million was funded with available cash on hand).

      We had no material qualifying long-term purchase obligations at October 31, 2003 and through the interim period in 2004. Our U.S. pension plans require no minimum amount of funding in 2004. We plan to contribute approximately $971 to our Japanese pension plan in fiscal 2004.

      During the second quarter of fiscal 2004, we entered into a new, exclusive distribution agreement with a major retailer. Inclusive with this agreement is a requirement to buy-back certain non-CUNO inventory over the remainder of fiscal 2004. The amount of inventory that we will be required to buy back is based on future levels of such inventory on hand at the time the customer receives the first shipment of CUNO manufactured product. In the third quarter of 2004, we purchased approximately $250 (net realizable value) of inventory in connection with this agreement. Additional future amounts of this purchase commitment are not reasonably estimable; furthermore, the fair market value of certain purchased inventory may be below the actual price paid by the Company at the time of purchase. In addition, we expect to spend approximately $1,000 during fiscal 2004 to install in-store promotional kiosks to promote these products. Of this amount, approximately $642 has been spent as of July 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

      (a) Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures as of July 31, 2004 (the "Evaluation Date"). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

      Exhibit 31.1 - Certification of Mark G. Kachur pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 - Certification of Frederick C. Flynn, Jr. pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

            We filed a Report on Form 8-K, dated May 19, 2004, under "Item 7 -- Financial Statements and Exhibits," reporting our financial results for the quarter ended April 30, 2004.

            We filed a Report on Form 8-K, dated May 26, 2004, under "Item 5 -- Other Events" reporting that we signed a definitive merger agreement to acquire WTC Industries.

            We filed a Report on Form 8-K, dated May 27, 2004, under "Item 12 -- Other Information" to release supplemental information pertaining to our recent agreement to acquire WTC Industries. This information was made available on our website and was referred to in our press release dated May 26, 2004 disclosing the merger agreement and the public conference call on May 27, 2004 discussing the merger agreement.

            We filed a Report on Form 8-K, dated August 2, 2004, under "Item 2 - Acquisition or Disposition of Assets" reporting that we completed our acquisition of WTC Industries.

(c)   Material Contracts

      10.31 Revolving Credit Agreement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUNO INCORPORATED

Date  August 25, 2004

By /s/Mark G. Kachur
  ---------------------
Mark G. Kachur
Chairman of the Board of Directors,
President and Chief Executive Officer

By /s/ Frederick C. Flynn, Jr.
   ---------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer and Assistant Secretary