Form 10-K
period 2004-10-31
CUNO INC
filed 2004-12-23
CIK 1019779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2004

COMMISSION FILE NUMBER 000-21109

CUNO INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	06-1159240

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Research Parkway, Meriden, Connecticut	06450

(Address of principal executive offices)	(Zip Code)

(203) 237-5541

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
               NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
               COMMON STOCK, PAR VALUE $.001 PER SHARE
                    (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate with a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

     As of November 30, 2004, approximately 17,122,698 common shares were outstanding, and the aggregate market value of the common shares (based upon the last price on that date) was approximately $1.1 billion.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part II, Part III and Part IV of this report to the extent described herein.

Part I

ITEM 1. BUSINESS

(a) General development of business:

     CUNO Incorporated (“CUNO” the “Company”, or “we”) is a world leader in the designing, manufacturing and marketing of a comprehensive line of filtration products for the separation, clarification and purification of liquids and gases. Our products, which include proprietary depth filters and semi-permeable membrane filters, are used in the potable water, fluid processing, and healthcare markets. These products, most of which are disposable, effectively remove contaminants that range in size from molecules to sand particles. Our sales are balanced between domestic (approximately 53%) and international markets (approximately 47%).

     Our objective is to provide high value-added products and premium customer service. Our proprietary manufacturing processes result in products with features that lower customers’ operating expenses and improve the quality of customers’ end products. As part of our commitment to customer service, we designate our own scientists, each of whom possess particular industry expertise, to collaborate with customers on specific projects to insure satisfaction with its products and to create new products.

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

(b) Financial information about industry segments:

     The Company is divided into five geographic operating segments, each of which has general operating autonomy over its products and local operations. These operating segments are as follows: North America, Europe, Japan, Asia/Pacific, and Latin America. See Note 9 — Segment Financial Data on pages 36-37 of the 2004 Annual Report to Stockholders which is incorporated herein by reference.

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

     Filtration media include microporous membranes, glass, synthetic and cellulosic fibers, carbon based material, porous metals and ceramics. Microporous membranes are thin, film-like materials with millions of uniform microscopic holes. Membranes are the most widely used filtration media because they remove specifically-sized particles and can be configured into a variety of shapes and sizes. Each of CUNO’s five operating segments manufacture and sell products into the potable water, fluid processing, and healthcare markets.

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

     Potable Water: The potable water market includes residential, commercial, and food service customers. Demand is driven both by consumers’ desire to improve the taste and quality of their drinking water and by the expanded concern of regulatory agencies. North American sales have increased sharply since 1999 due primarily to exceptional growth in new appliance filters for the original equipment manufactures (OEMs) market and, to a lessor extent, as a result of the successful assimilation of certain acquisitions. Growth potential appears especially strong in Asia/Pacific and Latin American countries where the quality of drinking water has been found to be severely deficient in several regions. Water safety concerns have driven the growth of the consumer bottled water market to over $2 billion in the United States, as well as the growth in the water filtration market.

     The food service industry has an increasing need for consistent global product quality. Food service includes water used for fountain beverages, steam ovens, coffee and tea (i.e. “recipe quality water”). Specifically, restaurants have become increasingly aware of the need for water filtration to control the taste and quality of the water used in their businesses. Worldwide sales to the potable water market totaled $169,910,000, $132,938,000 and $119,456,000 during the years ended October 31, 2004, 2003, and 2002, respectively.

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

     A significant segment of our fluid processing market is electronics manufacturing. Ultra pure water is used to rinse the components during manufacturing in order to ensure that the product is particle free with no residual contamination. The industry uses corrosive, high purity chemicals and gases for the manufacture of computer chips, hard disks, video terminals and other components. All of the chemicals and gases used are processed through very fine filtration systems. The strengthening demand for electronic products and oil and gas products has helped recent sales growth, and certain new products are expected to stimulate growth in the future. Sales to the fluid processing market totaled $88,058,000, $74,626,000 and $68,714,000 during the years ended October 31, 2004, 2003, and 2002, respectively.

Healthcare: The healthcare market is experiencing rapid growth as a result of the intensive research efforts to find cures for diseases, the increasing use of rapid and simpler diagnostic tests to help reduce healthcare costs, the trend toward finer and more cost-efficient filtration and increased governmental regulation. When harmful elements are identified, they are often regulated or new medical standards of care are implemented to decrease or eliminate contact. In many cases, fluid filtration can play a key role in eliminating contact with many harmful elements. Price is not the primary factor in the customers’ filtration decision process, but rather the performance and reliability of the product.

     Our healthcare market customers include pharmaceutical and biotechnology companies that require cost-efficient filtration and high levels of purity for production of sterile, contaminate free drugs, as well as producers of diagnostic test kits which require highly efficacious membranes. In addition, applications include the production of bacteria-free water and food and beverage products. Sales to the healthcare market totaled $93,643,000, $80,667,000 and $70,031,000 during the years ended October 31, 2004, 2003, and 2002, respectively.

Growth Strategy: Our goals are to grow at a rate higher than the general filtration market, expand our market share and to increase our operating margins and profitability. Key elements of our growth strategy include:

     Develop New Products for Specific Markets. We have initiated a strategy to develop high value-added products for specific markets. To gain a better understanding of specific markets and guide new product development, we introduced Scientific Application Support Services (“S.A.S.S.”). S.A.S.S. uses scientists with post-graduate degrees who are experts in the specific industry they serve. They collaborate with customers who are developing and implementing new processes or products that have specific filtration requirements. Often these relationships lead to the development of new market-specific products.

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

On August 2, 2004, we completed the acquisition of 100% of the outstanding stock of WTC Industries and its operating subsidiary PentaPure (WTC) for a total purchase price of approximately $115 million. WTC is a manufacturer and marketer of water filtration products for the point-of-use potable water market with a primary customer base consisting of OEMs. The amount of goodwill and other intangible assets recorded in connection with this acquisition amounted to approximately $73.3 million and $28 million, respectively.

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

Membranes: The typical polymer and nylon membranes that we produce resembles plastic films except for the molecular size pores that are engineered into the surface and depth of the membrane. By varying pore size and altering the physical or chemical properties of the membrane, the quantity and type of substances which can pass through the membrane can be regulated with absolute certainty. We manufacture “absolute rated” products where no particle above a certain size can pass through the membrane. In many applications, these membranes can be integrity tested to ensure specific performance both at the beginning and end of a particular process. A membrane can be employed in a variety of configurations, including flat sheets, discs and cartridges that contain high surface area and pleated membrane media.

     Uses of membranes include water purification for electronics and applications in semiconductor manufacturing, pharmaceutical, biotechnology and other applications, as well as residential use for drinking water.

     Our products include those sold under the following labels: Zetapor®, Microfluor ®, PolyPro®, Zetabind®, Electropor®II, BevASSURE®, MaxMedia™, Synchro™, Acro™, AC/PH Lithowater®, LifeASSURE®, PhotoSHIELD™, OPTIMA™, SterASSURE® and Novylon®.

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

     We manufacture depth filters in a wide variety of cartridge and pore sizes with “absolute” particulate ratings. The filter cartridges are used in filter housings that can be manufactured in a broad range of metals or plastics to suit particular customer specifications. Filter housings are designed for a wide range of temperatures and pressures.

     Our depth filter products include those sold under the following labels: Zeta Plus®, Betafine®, Micro-Klean® III, Beta-Klean®, Betapure®, PolyNet®, BioCap®, Micro-Wynd® II, Econo-Klean®, Virosorb®, Petro-Klean®, Delipid®, Zetacarbon®, and MPF™.

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

     Our cleanable filters and system products include those sold under the following labels: Poro-Klean®, Micro-Screen®, Auto-Klean®, CTG-Klean™, and DuoFLO®.

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

     We design and manufacture proprietary housings and systems such as CTG-Klean™ with patented features and a totally enclosed disposable filter media pack for use in critical applications where housing cleanliness is essential or when physical separation of toxic or corrosive chemicals from the metal housing is desired.

     Our range of housings are designed and manufactured to regulatory pressure vessel codes, particularly for applications in the oil and gas, refinery and petrochemical industries. We design and market housings to meet the local regulatory requirements in most countries.

Backlog: Our backlog on October 31, 2004 was $23.5 million as compared to $21.9 million as of the same date the previous year. Due to the relatively short manufacturing cycle and our use of wholesale distributors as well as general industry practice, backlog, which typically represents less than 30 days of shipments, is not deemed to be significant. A substantial portion of our revenues result from orders received and product sold in the same month.

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

Research and Development: Our research, development, and engineering activities are conducted in our own laboratories, supplemented by on-site development and application of custom design and other technical skills. Our research, development and engineering expenditures, which consisted mainly of the development of new products, product applications and manufacturing processes for fiscal years 2004, 2003, and 2002 were approximately $17.4 million, $15.0 million and $14.7 million, respectively, and 4.9 percent, 5.2 percent and 5.7 percent of net sales, respectively. We also incur additional internal costs relating to our sales and service personnel for product development.

Manufacturing: Our manufacturing is largely vertically integrated, using unique, proprietary and patented processes, with many of the major components of our filtration units manufactured and assembled in our own plants. We have begun to outsource a limited amount of our manufacturing processes, such as segments of metal housing manufacturing. We believe that we generally have sufficient manufacturing capacity for the foreseeable future. We have developed a new, more efficient membrane manufacturing process that we believe provides a competitive advantage through the production of superior products at lower costs. Other than our facilities in Singapore, all of our manufacturing facilities are ISO 9002 certified.

Raw Material Suppliers: The primary raw materials used by the Company are cotton, nylon, acrylic, cellulose, resins, plastics and metals. We have not experienced a shortage of any of our raw materials in the past three years.

We believe that there is an adequate supply of all of our raw materials at competitive prices from a variety of suppliers.

Distribution and Sales: We have approximately 150 independent distributors of our products in 80 countries. Distributors represent the primary channel in the marketing of our healthcare and fluid processing products. We have agreements with all of our major distributors in the United States. In certain markets outside the United States, we use dedicated sales people. Our potable water products are sold directly to wholesalers, such as plumbing suppliers, water quality dealers and major resellers, and through manufacturing representatives.

     Agreements with our United States distributors are usually for a period of two years. Such agreements usually assign an exclusive territory, prohibit distributors from carrying competing products, require that distributors share market and customer related information other than pricing with us, and require distributors to carry an adequate stock of our products. We do not believe that the loss of any one of our distributors would have a significant adverse effect on the Company. Our top ten customers accounted for approximately 29 percent of our total sales in fiscal year 2004.

     Whirlpool Corporation accounted for approximately 13.4 percent, 14.3 percent and 13.2 percent of sales during the fiscal years ended October 31, 2004, 2003 and 2002, respectively. We believe that no other customers account for more than ten percent of sales. As of October 31, 2004, the Company employed approximately 470 people as sales people. Of such employees, approximately 310 are located overseas.

Trademarks and Patents: Trademarks and brand name recognition are important to the Company. We generally own the trademarks under which our products are marketed. We have registered our trademarks and will continue to do so as they are developed or acquired. We have approximately 476 registered trademarks throughout the world.

     We have approximately 250 active patents throughout the world and approximately 218 patent applications pending worldwide. Additionally, we rely on proprietary, non-patented technologies to a certain extent. Certain of our employees sign non-disclosure and assignment of proprietary rights agreements.

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

     We manufacture certain filtration products that are used as components in medical devices and we must use the Food and Drug Administration (“FDA”) listed materials in the manufacture of these products. Additionally, we maintain Drug Master File (“DMF”) files on certain products sold into the health care market.

     Certain medical devices marketed and manufactured by our customers are subject to extensive regulation by the FDA and, in some instances, by foreign governments. Noncompliance with FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. Before a new device can be introduced into the market, the manufacturer must generally obtain FDA clearance through either a 510(k) notification or pre-market approval application (“PMA”). A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to twelve months from submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made.

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

Employees: At October 31, 2004, we employed approximately 2,200 people worldwide (exclusive of employees of independent distributors and temporary staff), with approximately 1,300 employees in the United States and 900 employees in other countries.

(d) Financial information about foreign and domestic operations and export sales.

     See Note 9 to the financial statements on pages 36-37 of the 2004 Annual Report to Stockholders which is incorporated herein by reference.

Caution concerning forward-looking statements: Because we want to provide shareholders with more meaningful and useful information, this annual report on Form 10-K contains statements relating to future events and the predicted performance of the Company which may constitute forward-looking statements, as defined under the Private Securities Litigation Act. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “plans,”, “expects,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties which could cause our actual results performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks and uncertainties include the following: economic and political conditions in foreign countries in which we conduct a substantial part of our operations and other risks associated with international operations including taxation policies, credit risk, exchange rate fluctuations and the risk of expropriation; our ability to protect our technology, proprietary products and manufacturing techniques; volumes of shipments of our products, changes in our product mix and product pricing; continuing beneficial relationships with customers; cost of raw materials; the rate of economic and industry growth in the United States and the other countries in which we conduct our business; changes in technology, changes in legislative, regulatory or industrial requirements and risks generally associated with new product introduction and applications; and domestic and international competition in our global markets. We assume no obligation to publicly release revisions to the forward-looking statements to reflect new events or circumstances.

AUDIT COMMITTEE FINANCIAL EXPERT

     Our Audit Committee consists of four Directors, Messrs. John M. Galvin, who is Chairman of the Committee, David L. Swift, C. Edward Migley, and Dr. Charles L. Cooney. All of these Directors are independent as defined in the rule of the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

     The responsibilities of our Audit Committee, as more fully discussed in its Charter, are to assist the Board of Directors in fulfilling its oversight responsibilities for the financial reporting process, the system of internal control, the audit process, and the Company’s process for monitoring compliance with laws and regulations.

     The Board of Directors of the Company has determined that at least one member of the Audit Committee, Mr. John M. Galvin, is an audit committee financial expert. An audit committee financial expert is a person who has (i) and understanding of generally accepted accounting principles and financial statements, (ii) the ability to assess the general application of said principles in connection with the accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements of comparable breadth and complexity to the Company’s or experience supervising others who do, (iv) an understanding of internal controls and procedures, and (v) an understanding of audit committee functions.

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

The Company will also provide free of charge a copy of its 2004 Annual Report to Shareholders upon written request to:

John A. Tomich
General Counsel and Secretary
CUNO Incorporated
400 Research Parkway
Meriden, CT 06450

Or by calling: 1-203-237-5541

ITEM 2. PROPERTIES

     Our world headquarters is located in Meriden, Connecticut. This facility also contains a manufacturing and assembly plant. The following table sets forth the location and approximate size of our principal properties and facilities, most of which are owned by the Company. We are of the opinion that all the facilities we own or lease are well maintained, appropriately insured, in good operating condition and suitable for their present uses.

Approximate
Facility Size
Location	(Sq. Ft.)
North America:
Meriden, Connecticut	189,000
Enfield, Connecticut	155,000
Enfield, Connecticut**	175,000
Stafford Springs, Connecticut	165,000
Eagan, Minnesota**	60,000
Churubusco, Indiana	47,000
Japan:
Kita-Ibaragi, Japan	40,000
Europe:
Sucy en Brie, France **	20,000
Nantes, France **	4,600
Calais, France	50,000
Mazeres, France	40,000
Asia/Pacific:
Sydney, Australia *	265,000
Singapore**	18,546
Shanghai, China **	4,700
Latin America:
Mairinque, Brazil	65,000

*	10 percent of this facility is sublet to unrelated third parties.

**	Leased facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The portion of the 2004 Annual Report to Stockholders appearing on page 1 under the heading “Market Data” is incorporated herein by reference.

The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Note 10 on pages 38-39 of the 2004 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The financial data on page 5 of the 2004 Annual Report to Stockholders, captioned “Summary of Financial Data” is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 2004-2002

The following portions of the 2004 Annual Report to Stockholders are incorporated herein by reference:

(a) All of the material on pages 6-17 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing under the caption “Market Risk Disclosures” appearing on pages 16-17 of the 2004 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and report of independent registered public accounting firm included on pages 18-40 of the Annual Report to Stockholders for the fiscal year ended October 31, 2004 are incorporated herein by reference.

Quarterly Results of Operations on page 40 of the 2004 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None

ITEM 9A. CONTROLS AND PROCEDURES

As of October 31, 2004, an evaluation of the effectiveness of the design and operation of the Company’s disclosure control and procedures was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2004.

There have been no significant changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ended October 31, 2005 and in subsequent reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal controls over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate its internal controls over financial reporting. In this regard, the Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (1) assess and document the adequacy of internal controls over financial reporting; (2) take steps to improve control processes where required; (3) validate through testing that controls are functioning as documented; and (4) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent auditor’s, conclusions at October 31, 2005 with respect to the effectiveness of its internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors of the Registrant required by Section 16 of the Exchange Act is incorporated by reference to the definitive Proxy Statement of the Registrant, required to be filed with the Commission within 120 days of October 31, 2004, in connection with the annual meeting of stockholders to be held on March 3, 2005.

     The principal executive officers of the Company and their recent business experience are as follows:

Name	Office Held	Age
Mark G. Kachur	Chairman of the Board of Directors, President and Chief Executive Officer	61

Frederick C. Flynn, Jr.	Senior Vice President - Finance and Administration, Chief Financial Officer and Assistant Secretary	54

Thomas J. Hamlin.	Senior Vice President, Research & Development	43

Timothy B. Carney	Senior Vice President, and General Manager and President — Worldwide Water Group	52

Anthony C. Doina.	Vice President - Worldwide Fluid Processing	48

Colin McLaren.	Vice President - Worldwide Healthcare	47

William J. DeFrances.	Vice President, Controller, Treasurer and Assistant Secretary	40

John A. Tomich	General Counsel and Secretary	47

     None of the officers are related and they are elected from year to year or until their successors are duly elected and qualified.

     Mark G. Kachur. Mr. Kachur is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Kachur has been a director of the Company since July 1996. Since joining the Company in 1994, Mr. Kachur has been a Senior Vice President of Commercial Intertech and President and Chief Operating Officer of the Company. From 1992 until 1994, he was President and CEO of Biotage, Inc., from 1971 to 1991, he was with Pall Corporation, the last seven years as a Group Vice President. He holds a bachelor of science degree in Mechanical Engineering from Purdue University and a master’s degree in Business Administration from the University of Hartford.

     Frederick C. Flynn, Jr. Mr. Flynn is the Senior Vice President - Finance and Administration, Chief Financial Officer, and Assistant Secretary of the Company. Prior to joining CUNO in January 1999, Mr. Flynn was Senior Vice President and Chief Financial Officer of GE Capital Information Technology Solutions. From 1989 to 1995 Mr. Flynn was Vice President and Treasurer of United Technologies Corporation. He holds a bachelor of science degree in Economics from Boston College and a master’s degree in Business Administration from the University of Connecticut.

     Thomas J. Hamlin. Mr. Hamlin is the Senior Vice President of Research and Development. Since joining the Company in 1983, Mr. Hamlin has held a variety of positions including managerial positions in manufacturing and plant operations as well as Vice President of Product Development. Mr. Hamlin holds a bachelor of science degree in Mechanical Engineering from Rensselaer Polytechnic Institute and a master’s degree in Business Administration from RPI, Hartford Graduate Center.

     Timothy B. Carney. Mr. Carney is the Company’s Senior Vice President and General Manager of the Worldwide Water Group. Previous to this, Mr. Carney served as the Company’s Controller and effective November 1999, became Senior Vice President — Finance and Administration of the Company’s worldwide Water Group. From 1993 until joining the Company, he served Commercial Intertech as CUNO Group Controller and from 1989 until 1993 he served Commercial Intertech as General Manager and Controller of Water Factory Systems. He holds a bachelor of science degree in Economics and a master’s degree in Business Administration from Youngstown State University.

     Anthony C. Doina. Mr. Doina is the Vice President — Worldwide Fluid Processing. Since joining the Company in 1994, Mr. Doina has also served in the capacity of Vice President of Process Sales. From 1978 until 1994 he was employed by Pall Corporation, serving in a number of positions in Research and Development, Marketing, and Sales (Vice President of Sales). Prior to joining the Company, Mr. Doina had over 16 years of sales experience in the filtration industry. Mr. Doina holds a bachelor of science degree in Chemistry from the University of Stony Brook.

     Colin McLaren. Mr. McLaren is the Company’s Vice President, Worldwide Healthcare and Food & Beverage. Mr. McLaren joined the company as Marketing & SASS Director Europe in January 1996, having been Vice President, Europe, Africa and Middle Eastern Operations for Gelman Sciences Inc. since 1992. Prior to this Mr. McLaren held various overseas Sales and General management positions within the Gelman Sciences organization. Mr. McLaren has over 22 years experience in the filtration industry. He holds a Bacelor of Science degree in Clinical Microbiology from Glasgow, Caladonian University and is a member of the Institute of Medical Sciences — Clinical Microbiology.

     William J. DeFrances. Mr. DeFrances is currently the Vice President, Controller and Treasurer of CUNO. Since joining CUNO in 1996, Mr. DeFrances has held the positions of Director of Corporate Accounting and Assistant Controller. Before joining CUNO, Mr. DeFrances was a senior manager in the audit and advisory group at Price Waterhouse in Hartford. He holds a bachelor of science degree in Accounting from Bryant College and a Masters degree in Finance from the University of Connecticut. He is also a CPA.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the definitive Proxy Statement of the Registrant, which is required to be filed with the Commission within 120 days of October 31, 2004, in connection with the annual meeting of stockholders to be held on March 3, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the definitive Proxy Statement of the Registrant, which is required to be filed with the Commission within 120 days of October 31, 2004, in connection with the annual meeting of stockholders to be held on March 3, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the definitive Proxy Statement of the Registrant, which is required to be filed with the Commission within 120 days of October 31, 2004, in connection with the annual meeting of stockholders to be held on March 3, 2005.

Part IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference to the definitive Proxy Statement of the Registrant, which is required to be filed with the Commission within 120 days of October 31, 2004, in connection with the annual meeting of stockholders to be held on March 3, 2005.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

(1) The following consolidated financial statements of CUNO Incorporated included in its 2004 Annual Report to Shareholders are incorporated by reference in Item 8:

Page Number
In This Report
Report of Registered Independent Public Accounting Firms	18-19
Consolidated Statements of Income - Years ended October 31, 2004, 2003, and 2002	20
Consolidated Balance Sheets as of October 31, 2004 and 2003	21
Consolidated Statements of Stockholders’ Equity — Years ended October 31, 2004, 2003, and 2002	22
Consolidated Statements of Cash Flows - Years ended October 31, 2004, 2003, and 2002	23
Notes to Consolidated Financial Statements	24-40

(2)	The following financial statement schedule of CUNO Incorporated is included in Item 14 (d):

Schedule II Valuation and Qualifying Accounts	S-1

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          (3) Exhibits

(i) 3.1 — Articles of Incorporation Filed as of April 17, 1992 Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 (as filed with Amendment No. 2 thereto dated August 20, 1996).

          (10) — Material Contracts

(i) 10.9 Termination and Change of Control Agreement — Mark G. Kachur dated October 1, 1996

(iii) 10.12 Termination and Change of Control Agreement — Timothy B. Carney dated October 1, 1996, as amended October 31, 1997.

(i) 10.13 Termination and Change of Control Agreement — John A. Tomich dated October 1, 1996

(ii) 10.15 CUNO Incorporated Executive Management Incentive Plan

(ii) 10.16 CUNO Incorporated Management Incentive Plan

(iii) 10.17 CUNO Incorporated Savings and Retirement Plan

(iv) 10.20 CUNO Incorporated Nonqualified Deferred Compensation Plan for Mark G. Kachur

(v) 10.21 Termination and Change of Control Agreement — Frederick C. Flynn, Jr. dated January 21, 1999

(vi) 10.23 Employment Agreement — Frederick C. Flynn, Jr.

(vii) 10.24 Employment Agreement — Michael C. Croft

(viii) 10.25 Employment Agreement — Mark G. Kachur

(ix) 10.26 Employment Agreement — Frederick C. Flynn, Jr.

(ix) 10.27 Employment Agreement — Thomas J. Hamlin

(x) 10.28 Amended Employment Agreement — Mark G. Kachur

(xi) 10.29 CUNO Incorporated Code of Ethics

(xii) 10.30 Amended Employment Agreement — Mark G. Kachur

(xiii) 10.31 Revolving Credit Agreement dated August 2, 2004

13 — Certain sections of the Annual Report to Shareholders for the year ended October 31, 2004.

21 — Subsidiaries of the Registrant

23.1 — Consent of Registered Independent Public Accounting Firms

23.2 — Consent of Registered Independent Public Accounting Firms

31.1 Cerftication of Mark G. Kachur pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2 Cerftication of Frederick C. Flynn pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (i) Incorporated by reference to the registrant’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on January 23, 1997.

     (ii) Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 27, 1997.

     (iii) Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 28, 1998.

     (iv) Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 29, 1999.

     (v) Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 4, 1999.

     (vi) Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on June 4, 1999.

     (vii) Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on September 11, 2000.

     (viii) Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 16, 2002.

     (ix) Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 19, 2002.

     (x) Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 21, 2002.

     (xi) Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 13, 2002.

     (xii) Incorporated by reference to the registrant’s

     (xiii) Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 25, 2004.

(b) Reports on Form 8-K for the quarter ended October 31, 2004.

     We filed a Report on Form 8-K, dated August 2, 2004, under “Item 2. Acquisition or Disposition of Assets,” reporting that we completed our acquisition of WTC Industries, Inc.

     We filed a Report on Form 8-K, dated August 25, 2004, under “Item 7. Financial Statements and Exhibits,” reporting our financial results for the quarter ended July 31, 2004

     We filed a Report on Form 8-K/A, dated October 14, 2004, under “Item 2. Acquisition or Disposition of Assets,” reporting the purchase price information and pro forma results of the acquisition of WTC Industries, Inc.

     Additional information relating to management contracts and renumerative plans is contained in Note 10 — Stock Options and Awards of the Notes to Consolidated Financial Statements on pages 35-36 of the 2004 Annual Report to Stockholders.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUNO Incorporated

Date: December 22, 2004

/s/ Mark G. Kachur	/s/ Frederick C. Flynn, Jr.

Mark G. Kachur	Frederick C. Flynn, Jr.
Chairman of the Board	Senior Vice President —
of Directors, President, and	Finance and Administration,
Chief Executive Officer	Chief Financial Officer, and Assistant Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above.

Name	Title	Date
Joel B. Alvord*	Director	December 22, 2004

Charles L. Cooney, Ph.D.*	Director	December 22, 2004

Frederick C. Flynn, Jr.*	Director	December 22, 2004

John M. Galvin*	Director	December 22, 2004

Mark G. Kachur*	Chairman	December 22, 2004

C. Edward Midgley*	Director	December 22, 2004

David L. Swift*	Director	December 22, 2004

*By:	/s/ John A. Tomich

John A. Tomich
Attorney-in-Fact, Pursuant to
Power of Attorney