Form 10-Q
period 2005-01-31
CUNO INC
filed 2005-02-23
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005 Commission file number 000-21109

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

Common Stock, $0.001 Par Value - 17,199,923 shares as of January 31, 2005

                                CUNO INCORPORATED

                                                                                      PAGE
                                                                                      -----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income                                                1

         Consolidated Balance Sheets                                                      2

         Consolidated Statements of Cash Flows                                            3

         Notes to Unaudited Condensed Consolidated Financial Statements                4-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                   11-21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   21-22

Item 4.  Controls and Procedures                                                         22

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                             23-28

                                CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands, except share and per-share amounts)

                                                                THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                          2005                      2004
                                                    ----------------          ----------------
Net sales                                           $         99,376          $         75,409
Less costs and expenses:
    Cost of products sold                                     56,930                    40,553
    Selling, general and administrative expenses              24,664                    20,174
    Research, development and engineering                      4,924                     4,189
    Amortization expense                                         653                        64
                                                    ----------------          ----------------
                                                              87,171                    64,980
                                                    ----------------          ----------------

Operating income                                              12,205                    10,429

Nonoperating income (expense):
    Interest expense                                            (523)                      (83)
    Interest and other income, net                               223                       150
                                                    ----------------          ----------------
                                                                (300)                       67
                                                    ----------------          ----------------

Income before income taxes                                    11,905                    10,496

Provision for income taxes                                     4,074                     3,491

                                                    ----------------          ----------------
Net income                                          $          7,831          $          7,005
                                                    ================          ================

Basic earnings per common share                     $           0.46          $           0.42

Diluted earnings per common share                   $           0.45          $           0.41

Basic shares outstanding                                  16,904,543                16,687,240

Diluted shares outstanding                                17,380,874                17,215,135

See accompanying notes.

                                CUNO INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)

                                                                        JANUARY 31,          OCTOBER 31,
                                                                           2005                 2004
                                                                     ---------------      --------------
ASSETS

Current assets
    Cash and cash equivalents                                        $        16,728      $       23,359
    Accounts receivable, less allowances for
      doubtful accounts of $2,123 and $2,230, respectively                    86,416              89,593
    Inventories, net                                                          49,177              47,275
    Deferred income taxes                                                     14,733              12,656
    Prepaid expenses and other current assets                                  6,846               5,974
                                                                     ---------------      --------------
        Total current assets                                                 173,900             178,857

Noncurrent assets

    Deferred income taxes                                                        803                 892
    Goodwill, net                                                            104,197             103,977
    Other intangible assets                                                   32,552              32,894
    Prepaid pension costs                                                      9,786               9,785
    Other noncurrent assets                                                    5,676               4,832
    Property, plant and equipment, net                                       108,831             103,321
                                                                     ---------------      --------------
        Total assets                                                 $       435,745      $      434,558
                                                                     ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Current portion of long-term debt                                $           326      $          276
    Bank loans                                                                13,371              11,048
    Accounts payable                                                          30,869              33,469
    Accrued payroll and related taxes                                         13,414              20,329
    Other accrued expenses                                                    10,309              11,502
    Accrued income taxes                                                       3,715               4,539
                                                                     ---------------      --------------
        Total current liabilities                                             72,004              81,163

Noncurrent liabilities

    Long-term debt, less current portion                                      70,636              75,569
    Deferred income taxes                                                     20,199              16,662
    Retirement benefits                                                        4,537               4,396
    Other noncurrent liabilities                                                 955                 789
                                                                     ---------------      --------------
        Total noncurrent liabilities                                          96,327              97,416

STOCKHOLDERS' EQUITY

    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                               -                   -
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        17,199,923 and 17,122,698 shares issued and outstanding                   17                  17
    Treasury Stock, at cost (2,747 shares)                                       (57)                (57)
    Additional paid-in-capital                                                66,174              63,413
    Unearned compensation                                                     (3,711)             (2,164)
    Accumulated other comprehensive loss --
          Foreign currency translation adjustments                            10,406               7,966
          Minimum pension liability                                             (386)               (386)
          Change in fair value of derivative financial instruments               (50)                  -
                                                                     ---------------      --------------
                                                                               9,970               7,580
    Retained earnings                                                        195,021             187,190
                                                                     ---------------      --------------
        Total stockholders' equity                                           267,414             255,979
                                                                     ---------------      --------------
        Total liabilities and stockholders' equity                   $       435,745      $      434,558
                                                                     ===============      ==============

See accompanying notes.

                                CUNO INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                                    THREE MONTHS ENDED
                                                                                        JANUARY 31,
                                                                                  2005                2004
                                                                            ---------------     ---------------
OPERATING ACTIVITIES

   Net income                                                               $         7,831     $         7,005
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                                   3,891               2,656
      Noncash compensation recognized under employee stock plans                        260                 193
      Gains on sales of property, plant and equipment                                   (16)                 (8)
      Pension funding less than expense                                                  51                 111
      Deferred income taxes                                                           1,941                 390
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                        4,272                 275
           Inventories                                                               (1,295)             (1,161)
           Prepaid expenses and other current assets                                 (2,208)               (851)
           Accounts payable and accrued expenses                                    (10,508)             (3,783)
           Accrued income taxes                                                      (1,175)                752
                                                                            ---------------     ---------------
Net cash provided by operating activities                                             3,044               5,579

INVESTING ACTIVITIES

      Proceeds from sales of property, plant and equipment                               26                   -
      Acquisition of companies, net of cash acquired                                      -                (554)
      Capital expenditures                                                           (7,543)             (3,718)
      Other, net                                                                       (308)                (83)
                                                                            ---------------     ---------------
Net cash used for investing activities                                               (7,825)             (4,355)

FINANCING ACTIVITIES

      Principal payments on long-term debt                                           (5,039)                  -
      Principal payments on short-term debt                                            (160)                (78)
      Proceeds from short-term debt                                                   2,336                   -
      Net (repayments) borrowings  under short-term bank loans                         (204)                199
      Proceeds from stock options exercised                                             846                 392
                                                                            ---------------     ---------------
Net cash (used for) provided by financing activities                                 (2,221)                513

Effect of exchange rate changes on cash and cash equivalents                            371               1,514
                                                                            ---------------     ---------------
Net change in cash and cash equivalents                                              (6,631)              3,251
Cash and cash equivalents -- beginning of period                                     23,359              57,603
                                                                            ---------------     ---------------
Cash and cash equivalents -- end of period                                  $        16,728     $        60,854
                                                                            ===============     ===============

See accompanying notes.

CUNO INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per-share amounts)

JANUARY 31, 2005

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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended October 31, 2004.

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

      Inventories consist of the following:

                            JANUARY 31,          OCTOBER 31,
                               2005                  2004
                           ------------          -----------
                            (unaudited)
Raw materials               $   18,435            $  18,805
Work-in-process                  6,415                6,215
Finished goods                  24,327               22,255
                            ----------            ---------
                            $   49,177            $  47,275
                            ==========            =========

ACCOUNTS PAYABLE

      At January 31, 2005 and October 31, 2004, approximately $2,101 and $2,478, respectively, representing book overdrafts of cash accounts, were reclassified to accounts payable.

OTHER INCOME:

      Interest and other income (expense), net consisted of the following:

                                     THREE MONTHS ENDED
                                          JANUARY 31,
                                        2005   2004
                                        -----  -----
Interest income                         $ 172  $ 239
Exchange gains (losses)                    11    (13)
Gains on sales of property,
     plant, and equipment                  16      8
Other, net                                 24    (84)
                                        -----  -----
                                        $ 223  $ 150
                                        =====  =====

EARNINGS PER SHARE:

      Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock equivalents, where such effect is dilutive:

                                                 JANUARY 31,      JANUARY 31,
                                                    2005              2004
                                                 -----------      -----------
NUMERATOR:

 Net income
                                                 $     7,831      $     7,005
                                                 ===========      ===========

DENOMINATORS:

 weighted average shares outstanding              16,904,543       16,687,240
                                                 -----------      -----------
 DENOMINATOR FOR BASIC EARNINGS PER SHARE         16,904,543       16,687,240
                                                 ===========      ===========

 Weighted average shares outstanding              16,904,543       16,687,240
 Effect of dilutive employee stock options           331,697          413,234
 Effect of dilutive restricted shares                144,634          114,661
                                                 -----------      -----------
 DENOMINATOR FOR DILUTED EARNINGS PER SHARE       17,380,874       17,215,135
                                                 ===========      ===========

Basic earnings per share                         $      0.46      $      0.42
Diluted earnings per share                       $      0.45      $      0.41

      Approximately 61,536 and 253,197 shares related to options to purchase common stock and unvested restricted stock were excluded from the computations of diluted earnings per share at January 31, 2005 and 2004, respectively, because the exercise price was greater than the average market price of the common stock during the periods.

COMPREHENSIVE INCOME:

      Total comprehensive income was comprised of the following:

                                                     THREE MONTHS ENDED
                                                         JANUARY 31,
                                                       2005        2004
                                                   --------       --------
Net income                                         $  7,831       $  7,005

Other comprehensive loss:
   Change in fair value of derivative
      financial instruments, net of deferred
      income taxes of  $25 and $120                     (44)          (202)

   Losses related to derivative
      financial instruments reclassified into
      earnings from other comprehensive
      income, net of $4 and $26 tax benefit              (6)           (42)

   Foreign currency translation adjustments           2,440          3,635
                                                   --------       --------

             Total comprehensive income            $ 10,221       $ 10,396
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

                              THREE MONTHS ENDED
                                  JANUARY 31,
                               2005         2004
                             --------     -------
Volatility                      34.73%      23.39%
Risk-free interest rate          3.65%       3.46%
Expected option life          5 years     5 years
Dividend yield                      -           -

      The following table illustrates the effect on net income and earnings per share as if compensation cost had been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with FAS 123, as amended, using the Black-Scholes fair value method for option pricing.

                                                                   THREE MONTHS ENDED
                                                                      JANUARY 31,
                                                                   2005           2004
                                                                ---------      ---------
Net income, as reported                                         $   7,831      $   7,005

Add: Stock-based compensation expense included in reported
net income, net of income taxes                                       171            129

Deduct: Total stock-based compensation expense determined
under fair value based method for all awards, net of
income taxes                                                          640            620
                                                                ---------      ---------
Pro forma net income                                            $   7,362      $   6,514
                                                                =========      =========

Earnings per share:
         Basic - as reported                                    $    0.46      $    0.42
         Basic - pro forma                                      $    0.44      $    0.39
         Diluted - as reported                                  $    0.45      $    0.41
         Diluted - pro forma                                    $    0.42      $    0.38

NEWLY ISSUED ACCOUNTING STANDARD

      In December 2004, the FASB issued SFAS No. 123(revised 2004), "Share-Based Payment". This standard will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Standard is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Standard will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. We are currently evaluating the requirements and application of this standard and expect the adoption to have an adverse effect on our consolidated statements of income.

NOTE 2 - GOODWILL AND INTANGIBLE ASSETS

      Goodwill amounted to $104,197 and $103,977 at January 31, 2005 and October 31, 2004, respectively. The increase in goodwill is attributable to changes in foreign exchange rates.

      Other intangible assets amounted to $32,552 and $32,894 at January 31, 2005 and October 31, 2004, respectively. The decrease in the balance of other intangible assets is related primarily to amortization, which amounted to $653 for the three-month period ended January 31, 2005, partially offset by the impact of fluctuations in foreign exchange rates.

NOTE 3 - BENEFIT PLANS

Components of Net Periodic Benefit Cost are as follows:

                                           THREE MONTHS ENDED
                                                JANUARY 31,
                                              2005     2004
                                             ------   ------
Service cost                                 $  794   $  683
Interest cost                                   689      633
Expected return on plan assets                 (882)    (823)
Amortization of transition asset                  1       20
Amortization of prior service cost               46      102
Amortization of net loss                        237      141
                                             ------   ------
            Net periodic benefit cost        $  885   $  756
                                             ======   ======

      During the quarter ended January 31, 2005, employer contributions of $834 were made to the pension plans. We currently anticipate contributing an additional $2,456 to fund our pension plans in fiscal 2005 for a total expected contribution of $3,290.

      The pension assumptions used to determine our October 31, 2004 plan liabilities and the fiscal 2005 pension expense are as follows:

                                                US PLANS   JAPAN PLANS
                                                --------   -----------
Weighted-average discount rate                    6.00%       2.25%
Rates of increases in compensation levels         4.00%       2.25%
Expected long-term rate of return on assets       8.75%       4.75%

      We determine our assumptions based on current economic and market data, as well as expectations of future economic and market data. Included in our analysis are company-specific considerations, such as current and future investment allocations, participant demographics, and employee compensation strategies.

      Pension expense for fiscal 2005 is determined at the beginning of the fiscal year and expensed ratably throughout the year. Our estimate of pension expense to be recognized in 2005 is $3.5 million ($3.1 million in fiscal 2004).

NOTE 4 - ACQUISITIONS

      In the first quarter of 2004, we completed two acquisitions in Europe for total consideration of $554. The amount of goodwill and other intangible assets recorded in connection with these two acquisitions amounted to $340 and $480, respectively. Neither of these acquisitions had a material impact on the Company's historical financial statements or pro forma operating results.

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

Financial information by geographic operating segments is summarized below:

                                    THREE MONTHS ENDED
                                        JANUARY 31,
                                    2005           2004
                                  --------       --------
NET SALES:

Europe                            $ 19,490       $ 16,633
Japan                               12,362          9,821
Asia/Pacific                        12,911         10,635
Latin America                        3,564          3,487
                                  --------       --------
    Subtotal - Foreign sales        48,327         40,576
North America                       64,748         45,808
Intercompany sales                 (13,699)       (10,975)
                                  --------       --------
         Total net sales          $ 99,376       $ 75,409
                                  ========       ========

      Our sales by market are summarized below:

                                   THREE MONTHS ENDED
                                      JANUARY 31,
                                    2005         2004
                                  -------      -------
NET SALES:

Potable Water                     $52,297      $34,853
Fluid Processing                   23,239       20,270
Healthcare                         23,840       20,286
                                  -------      -------
             Total net sales      $99,376      $75,409
                                  =======      =======

      Our operating income by segment is detailed below:

                                    THREE MONTHS ENDED
                                        JANUARY 31,
                                    2005           2004
                                  --------       --------
OPERATING INCOME:

North America                     $  6,335       $  6,159
Europe                               1,036          1,126
Japan                                2,353          1,058
Asia/Pacific                         2,161
                                                    1,733

Latin America                          320            353
                                  --------       --------
      Total operating income        12,205         10,429
                                  --------       --------
Interest expense                      (523)           (83)
Other, net                             223            150
                                  --------       --------
Income before income taxes        $ 11,905       $ 10,496
                                  ========       ========

      Interest expense and other income (expense) have not been allocated to segments.

      Our assets by segment are detailed below:

                           JANUARY 31,     OCTOBER 31,
                               2005            2004
                           -----------     -----------
ASSETS:

North America               $ 347,382       $ 345,359
Europe                         60,069          59,605
Japan                          38,706          37,100
Asia/Pacific                   34,469          31,323
Latin America                  14,385          14,047
General Corporate              16,728          23,359
Eliminations and other        (75,994)        (76,235)
                            ---------       ---------
Total Assets                $ 435,745       $ 434,558
                            =========       =========

      General corporate assets, consisting of cash, are not allocated to segments.

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

         - RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the three months ended January 31, 2005 and 2004, including a brief description of transactions and events that impact the comparability of these results.

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

COMPANY RISK FACTORS

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

      Approximately 44% of our net sales are derived from international operations. Consequently, our reported financial results may be adversely affected by significant fluctuations in the value of the US dollar in comparison to local currencies in the countries in which we operate outside the US. We manufacture products in Japan, China, Brazil, France, Singapore and Australia. Our international operations may be affected by economic, political and governmental conditions in some of the countries where we have manufacturing facilities or where our products are sold. In addition, changes in economic or political conditions in any of the countries in which we operate could result in unfavorable taxation policies, exchange rates, new or additional currency or exchange controls, governmental regulations, credit risks, or other restrictions being imposed on the operations of the Company or expropriation.

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

      Revenue Recognition -- We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB 104"). SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. Accordingly, revenue is recognized upon delivery to a common carrier when terms are FOB shipping and upon receipt by customer when terms are FOB destination.

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

      Business Acquisitions - Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing. The assessment of goodwill involves the estimation of the fair value of reporting units, as defined by SFAS 142. Management completed this annual assessment during the fourth quarter of 2004 based on the best information available as of the date of the assessment, which incorporated management's assumptions about expected future cash flows. Based on this assessment, there was no goodwill impairment in 2004. Future cash flows can be affected by changes in the global economy and local economies, industries and markets in which the Company sells products or services, and the execution of management's plans, particularly with respect to integrating acquired companies. There can be no assurance that future events will not result in impairment of goodwill or other intangible assets.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JANUARY 31, 2005 VS. THREE MONTH PERIOD ENDED JANUARY 31, 2004

OVERVIEW

            During the first three months of fiscal 2005, CUNO's sales and net income grew by 31.8 percent and 11.8 percent, respectively. U. S. Dollar organic sales growth was 19.9 percent and organic sales growth on a local currency basis was 17.0 percent. Sales growth was particularly strong in North America and Japan, and strong overall within the worldwide potable water market. Although our sales increased significantly, our gross margin decreased due primarily to the impact of our recent acquisition of WTC Industries Inc. (WTC). Sales to retailers within the potable water market and sales attributable to WTC generally carry lower gross margins than we have historically reported.

      Going forward, business and market uncertainties may affect results. See "Company Risk Factors" above and Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 for a full discussion of the key factors which affect our business and operating results. We anticipate increased expenditures associated with compliance efforts surrounding the Sarbanes-Oxley Act of 2002 during the remainder of fiscal 2005.

      Below is a summary of selected consolidated earnings information:

                                            THREE MONTHS ENDED
                                               JANUARY 31,
                                           2005           2004          CHANGE
                                         --------       --------       --------
Net sales                                $ 99,376       $ 75,409           31.8%
Cost of products sold                      56,930         40,553           40.4%
Gross profit                               42,446         34,856           21.8%
        Gross margin percent                 42.7%          46.2%           350 bpt

Selling, general and administrative        24,664         20,174           22.3%
        SG&A as a percent of sales           24.8%          26.8%           200 bpt

Operating income                           12,205         10,429           17.0%
        Operating margin                     12.3%          13.8%           150 bpt
        Effective tax rate                   34.2%          33.3%            90 bpt

Net income                                  7,831          7,005           11.8%
Diluted earnings per share               $   0.45       $   0.41            9.8%

BUSINESS ENVIRONMENT

      Our geographic and market diversity helps limit the impact of any one market or the economy of any single country on our consolidated results. The uncertainty of the economic conditions in various markets and geographic regions in which we compete is likely to continue to present challenges to our business near term. The U.S. Dollar was weaker compared to most of the currencies in countries we conduct business in during the first quarter of 2005 compared to the first quarter of 2004. We translate revenue and expense accounts at the average exchange rates during the periods presented.

NET SALES

      Net sales were $99.4 million in the first quarter of fiscal 2005 representing a 31.8 percent increase over 2004's first quarter sales of $75.4 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first quarter of 2004, net sales in the first quarter of 2005 would have been $2.2 million lower than the reported sales of $99.4 million, or 28.9 percent greater overall.

      The following table displays the Company's sales by geographic segment:

                                THREE MONTHS ENDED                       CURRENCY
                                   JANUARY 31,             PERCENT       ADJUSTED
                                2005          2004         CHANGE         CHANGE
                              --------      --------      --------       --------
North America                 $ 56,062      $ 38,938          44.0%          44.0%
Europe                          16,332        13,857          17.9%           9.8%
Japan                           12,040         9,594          25.5%          20.9%
Asia/Pacific                    11,659         9,779          19.2%          14.8%
Latin America                    3,283         3,241           1.3%          (4.3%)
                              --------      --------
             Total sales      $ 99,376      $ 75,409          31.8%          28.9%
                              ========      ========

      North American sales increased 44.0 percent in the first quarter of 2005 as compared to the same quarter in 2004. Sales increased in all North American markets during the quarter, however stronger potable water market sales were largely responsible for this growth. Excluding sales from WTC which we acquired on August 2, 2004, sales in North America would have been up 20.9 percent quarter over quarter. North American fluid processing and healthcare sales increased 13.4 percent and 9.8 percent, respectively, reflecting the overall strength of the economy during this time period. European sales increased 9.8 percent in local currency as compared to the same period in 2004. Sales were generally strong in all European markets, however potable water sales were particularly strong in the quarter reflecting greater demand for our products serving the OEM and appliance markets. Sales in Japan were up broadly in all markets and were led by very strong sales of food and beverage filters used in the healthcare market primarily for the filtration of bottled drinks. Asia/Pacific sales were up 14.8 percent in local currency primarily reflecting strong growth of potable water sales within the Asia region. First quarter 2005 Latin American sales were down 4.3 percent when expressed in local currency due primarily to lower sales within the potable water market.

      The following table displays the Company's sales by market:

                                THREE MONTHS ENDED                       CURRENCY
                                   JANUARY 31,             PERCENT       ADJUSTED
                                2005          2004         CHANGE         CHANGE
                              --------      --------      --------       --------
Potable Water                 $ 52,297      $ 34,853          50.1%          48.8%
Fluid Processing                23,239        20,270          14.6%          10.6%
Healthcare                      23,840        20,286          17.5%          12.9%
                              --------      --------
             Total sales      $ 99,376      $ 75,409          31.8%          28.9%
                              ========      ========

      The strength in the potable water market continues to be broad geographically, driven largely by strong overseas sales (up 16.5 percent in local currency) and strong sales growth in North America (up 57.8 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Excluding the impact of WTC, first quarter worldwide water sales were up 23.1 percent on a local currency basis. Fluid Processing sales were up
13.4 percent in North America and up 9.5 percent overseas on a local currency basis. Healthcare sales were up 9.8 percent in North America and up 14.2 percent overseas on a local currency basis. Much of this overseas growth was driven by continued strong sales of food and beverage filters in Japan used primarily for the filtration of bottled drinks.

GROSS PROFIT

      Gross profit increased $7.6 million to $42.4 million in the first quarter of 2005 from $34.9 million in the first quarter of 2004. Gross profit as a percentage of net sales (gross margin) decreased during that same period from
46.2 percent in 2004 to 42.7 percent in 2005. This decrease in gross margin is primarily attributable to a change in our sales mix in the potable water market, including sales of WTC (which we acquired on August 2, 2004 and are included in our 2005 results) and increasing sales to retailers, both of which carry comparatively lower gross margins.

OPERATING EXPENSES

      Selling, general and administrative expenses (SG&A) were up 22.3 percent, less than the 31.8 percent sales growth rate for the quarter. Because of CUNO's international operations, the weaker US dollar served to increase the consolidated US dollar reported SG&A expense. SG&A expenses were 24.8 percent of sales in the first quarter of fiscal 2005 vs. 26.8 percent of sales in the first quarter of fiscal 2004. We continue to face rising structural costs such as medical, pension and depreciation expense, as well as the addition of WTC's expenses included in 2005 results.

      Research, development and engineering expenses (incurred primarily in the US and to a lesser extent in Europe) increased 17.5 percent to $4.9 million in the first quarter of 2005, reflecting our continued focus on the development of new products and technologies. As a percentage of sales, research, development and engineering expenses were 5.0 percent of sales in the first quarter of fiscal 2005 compared to 5.6 percent of sales in the first quarter of fiscal 2004.

OPERATING INCOME

      As a result of the above, operating income increased $1.8 million, or 17.0 percent, to $12.2 million or 12.3 percent of sales in the first quarter of fiscal 2005 compared to $10.4 million or 13.8 percent of sales in the first quarter of 2004.

      Our operating income by segment is detailed below:

                         THREE MONTHS ENDED
                             JANUARY 31,            DOLLAR          PERCENT
                         2005          2004         CHANGE          CHANGE
                       --------      --------      --------        --------
OPERATING INCOME:

North America          $  6,335      $  6,159      $    176             2.9%
Europe                    1,036         1,126           (90)           (8.0%)
Japan                     2,353         1,058         1,295           122.4%
Asia/Pacific              2,161         1,733           428            24.7%
Latin America               320           353           (33)           (9.3%)
                       --------      --------      --------
          Total        $ 12,205      $ 10,429      $  1,776            17.0%
                       --------      --------      --------

      Operating income in North America increased only modestly compared to the $17.1 million increase in sales. This increase was due to many factors, including: start-up costs of associated with a new plant which is currently being built in Mexico to begin production of certain water products, amortization expense associated with WTC's definite lived amortizable intangible assets, lower gross margins associated with the change in sales mix within the potable water market (as noted above) and other increased structural costs discussed above.

      The results of our foreign operations are heavily dependent on the relationship of their functional currency compared to the U.S. Dollar. We translate our foreign revenue and expense accounts into U.S. Dollars using the average exchange rate for the period. European sales increased 9.8 percent on a local currency basis, while the Euro strengthened approximately 8 percent (average first quarter of 2005 versus average first quarter of 2004). Increased manufacturing and structural costs were responsible for the reduction in Europe's operating income. Sales in Japan were up 20.9 percent on a local currency basis, and the Yen strengthened versus the U.S. Dollar approximately 4 percent quarter over quarter (allowing fixed costs to be spread over a larger sales base). Sales in 2005 were very strong for food and beverage filters used in the filtration of summer bottled drinks. These sales are dependent on consumer preferences and other external factors. Asia/Pacific sales were up 14.8 percent quarter over quarter, and the Australian Dollar strengthened approximately 4 percent in comparison (approximately 50 percent of our sales in the region are denominated in Australian Dollars). Local currency sales in Latin America decreased 4.3 percent, contributing to the modest decrease in operating income for the quarter.

NONOPERATING INCOME (EXPENSE):

      Interest expense increased from $0.1 million in the first quarter of 2004 to $0.5 million in the first quarter of 2005. This primarily relates to interest expense associated with our variable rate, unsecured revolving credit facility. We had $70 million in outstanding borrowings under this facility at January 31, 2005 and capitalized approximately $0.2 million in interest costs during the first quarter of 2005 in accordance with the provisions of FAS 34, "Capitalization of Interest Cost".

INCOME TAXES

      The Company's effective income tax rate for the first quarter of 2005 was
34.2 percent compared to 33.3 percent in the first quarter of 2004. In 2004, our rate was benefited by a one-time expanded availability and utilization of certain state credits in the U.S. Also, our tax rate is impacted by the change in the mix of income attributed to the various countries in which we do business and various one-time and recurring tax planning initiatives.

      As of January 31, 2005, the Company had a full valuation allowance against approximately $1.3 million of NOLs in China. Our China operations are start-up in nature with a history of losses (no profit has been earned since inception in 2001). The remaining countries in which we carry valuation allowances against NOLs are generally operations which are new to CUNO, have a history of losses, or are in volatile economic regions of the world.

FINANCIAL POSITION AND LIQUIDITY

      We assess liquidity in terms of the Company's ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, capital expenditure levels, and adequate bank financing alternatives.

      We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents position ($16.7 million at January 31, 2005) and available sources of liquidity (approximately $25 million of available, uncommitted, unused worldwide short-term lines of credit) are sufficient to meet current and anticipated requirements for the foreseeable future. We do not rely on commercial paper or off-balance sheet financing arrangements for our liquidity needs nor do we have any investments in special purpose entities ("SPEs"), or variable interest entities ("VIEs") .

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

      Likewise, we continue to invest in capital expenditures in order to expand and modernize manufacturing facilities around the globe. We are currently in the process of establishing a manufacturing operation in Mexico to meet product demands in the water market. In addition, new manufacturing lines and processes are being installed in the US to benefit the potable water, fluid processing, and healthcare markets.

      SUMMARY OF CASH FLOWS FOLLOWS:

                                                       THREE MONTHS ENDED
                                                           JANUARY 31,
                                                        2005          2004
                                                      -------       -------
CASH PROVIDED BY (USED FOR):

Operating activities                                  $ 3,044       $ 5,579
Investing activities                                   (7,825)       (4,355)
Financing activities                                   (2,221)          513
Effect of exchange rate changes on cash and cash
equivalents                                               371         1,514

Net cash provided by operating activities decreased by $2,535 due primarily to:

   -  Increase in deferred income taxes of $1,551 in the first quarter of 2005

   -  Timing in the payments of accounts payable and accrued expenses

   - Timing in the collection of accounts receivable (increased sales in the first quarter of 2005 contributed to a source of cash of $4,272 in accounts receivable)

   -  Timing in the payment of income taxes

Net cash used for investing activities increased by $3,470 due primarily to:

   -  Decrease in cash paid for acquisitions of $554

   -  Increase in capital expenditures of $3,825

Net cash used for financing activities increased by $2,734 due primarily to:

   - Change in net borrowings under short-term bank debt of $2,254 due primarily to the timing of certain cash payments

   -  Paydown of long term debt in 2005 of $5,039

The effect of exchange rate changes on cash and cash equivalents of $371 reflects the continued weakening of the U.S. Dollar in 2005 against the Japanese Yen, Euro and Australian Dollar.

Contractual Obligations and Commercial Commitments

         Below is a table detailing, by maturity date, our Contractual Obligations and Commercial Commitments as of October 31, 2004:

OBLIGATIONS AND
COMMITMENTS             2005          2006           2007            2008          2009         THEREAFTER
----------------     ----------     ----------     ----------     ----------     ----------     ----------
Bank loans           $   11,048     $       --     $       --     $       --     $       --     $       --
Long-term debt              276            242            119             28         75,011            169
Operating leases          3,436          2,904          2,479          1,852          1,700            253
                     ----------     ----------     ----------     ----------     ----------     ----------
   Total             $   14,760     $    3,146     $    2,598     $    1,880     $   76,711     $      422
                     ==========     ==========     ==========     ==========     ==========     ==========

      Also, see fiscal 2005 changes in bank loans and long-term debt detailed on the Consolidated Statements of Cash Flows for the three months ended January 31, 2005. We had no material qualifying long-term purchase obligations at October 31, 2004 and through the interim period in 2005. Our U.S. pension plans require no minimum amount of funding in 2005, however we plan to contribute approximately $3.3 million to our U.S. and Japanese pension plan in fiscal 2005.

OTHER INFORMATION

      Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will require the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ended October 31, 2005 and in subsequent reports. The internal control report must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company's internal control over financial reporting, (3) management's assessment of the effectiveness of the Company's internal control over financial reporting as of October 31, 2005, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal controls over financial reporting.

      Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required time frame, the Company has been conducting a process to document and evaluate its internal controls over financial reporting. In this regard, the Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (1) assess and document the adequacy of internal controls over financial reporting; (2) take steps to improve control processes where required; (3) validate through testing that controls are functioning as designed; and (4) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of
Section 404 of the Act.

      Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent auditor's, conclusions at October 31, 2005 with respect to the effectiveness of its internal controls over financial reporting.

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

ITEM 4. CONTROLS AND PROCEDURES

   (a) Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures as of January 31, 2005 (the "Evaluation Date"). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

      Exhibit 31.1 - Certification of Mark G. Kachur pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 - Certification of Frederick C. Flynn, Jr. pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

         We filed a Report on Form 8-K dated January 18, 2005, under "Item 1.01 Entry into a material Definitive Agreement", disclosing recent employments agreements with Timothy B. Carney and Mark G. Kachur.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUNO INCORPORATED

Date February 23, 2005

By /s/Mark G. Kachur
   -----------------
Mark G. Kachur
Chairman of the Board of Directors,
President and Chief Executive Officer

By /s/ Frederick C. Flynn, Jr.
   ---------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer and Assistant Secretary