Form 10-Q
period 2005-04-30
CUNO INC
filed 2005-05-25
CIK 1019779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005   Commission file number 000-21109

                                CUNO INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     06-1159240
 -------------------------------          -----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

400 Research Parkway, Meriden, Connecticut                06450
------------------------------------------               --------
 (Address of principal executive offices)               (Zip Code)

                                 (203) 237-5541
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value - 17,280,123 shares as of April 30, 2005

                               CUNO INCORPORATED

                                                                                                      PAGE
                                                                                                     ------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Income                                                             1-2

         Consolidated Balance Sheets                                                                     3

         Consolidated Statements of Cash Flows                                                           4

         Notes to Unaudited Condensed Consolidated Financial Statements                               5-12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                  13-26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     26

Item 4.  Controls and Procedures                                                                        27

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                            28

Item 6.  Exhibits and Reports on Form 8-K                                                               28

                               CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands, except share and per-share amounts)

                                                           THREE MONTHS ENDED
                                                                APRIL 30,
                                                         2005              2004
                                                     ------------      ------------
Net sales                                            $    104,725      $     82,745
Less costs and expenses:
    Cost of products sold                                  59,970            43,676
    Selling, general and administrative expenses           26,298            22,434
    Research, development and engineering                   5,157             4,036
    Amortization expense                                      650                76
                                                     ------------      ------------
                                                           92,075            70,222
                                                     ------------      ------------

Operating income                                           12,650            12,523

Nonoperating income (expense):
    Interest expense                                         (561)              (87)
    Interest and other income, net                            342               216
                                                     ------------      ------------
                                                             (219)              129
                                                     ------------      ------------

Income before income taxes                                 12,431            12,652

Provision for income taxes                                  4,003             4,208

                                                     ------------      ------------
Net income                                           $      8,428      $      8,444
                                                     ============      ============

Basic earnings per common share                      $       0.50      $       0.51

Diluted earnings per common share                    $       0.48      $       0.49

Basic shares outstanding                               16,958,565        16,694,466

Diluted shares outstanding                             17,460,183        17,214,286

See accompanying notes.

                               CUNO INCORPORATED
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands, except share and per-share amounts)

                                                            SIX MONTHS ENDED
                                                                APRIL 30,
                                                         2005               2004
                                                     ------------      -------------
Net sales                                            $    204,101      $    158,154
Less costs and expenses:
    Cost of products sold                                 116,900            84,229
    Selling, general and administrative expenses           50,962            42,604
    Research, development and engineering                  10,081             8,225
    Amortization expense                                    1,303               144
                                                     ------------      ------------
                                                          179,246           135,202
                                                     ------------      ------------

Operating income                                           24,855            22,952

Nonoperating income (expense):
    Interest expense                                       (1,084)             (170)
    Interest and other income, net                            565               366
                                                     ------------      ------------
                                                             (519)              196
                                                     ------------      ------------

Income before income taxes                                 24,336            23,148

Provision for income taxes                                  8,077             7,699

                                                     ------------      ------------
Net income                                           $     16,259      $     15,449
                                                     ============      ============

Basic earnings per common share                      $       0.96      $       0.93

Diluted earnings per common share                    $       0.93      $       0.90

Basic shares outstanding                               16,931,554        16,690,853

Diluted shares outstanding                             17,459,076        17,211,187

See accompanying notes.

                                CUNO INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except share amounts)

                                                                       APRIL 30,     OCTOBER 31,
                                                                         2005           2004
                                                                       ---------      ---------
ASSETS
Current assets
    Cash and cash equivalents                                          $  20,717      $  23,359
    Accounts receivable, less allowances for
      doubtful accounts of $2,086 and $2,230, respectively                91,920         89,593
    Inventories, net                                                      50,516         47,275
    Deferred income taxes                                                 14,520         12,656
    Prepaid expenses and other current assets                              6,993          5,974
                                                                       ---------      ---------
        Total current assets                                             184,666        178,857

Noncurrent assets
    Deferred income taxes                                                    761            892
    Goodwill                                                             104,566        103,977
    Other intangible assets, net                                          31,876         32,894
    Prepaid pension costs                                                  9,786          9,785
    Other noncurrent assets                                                5,574          4,832
    Property, plant and equipment, net                                   112,067        103,321
                                                                       ---------      ---------
        Total assets                                                   $ 449,296      $ 434,558
                                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                                  $     322      $     276
    Bank loans                                                            10,476         11,048
    Accounts payable                                                      33,984         33,469
    Accrued payroll and related taxes                                     16,094         20,329
    Other accrued expenses                                                11,371         11,502
    Accrued income taxes                                                   3,916          4,539
                                                                       ---------      ---------
        Total current liabilities                                         76,163         81,163

Noncurrent liabilities
    Long-term debt, less current portion                                  68,494         75,569
    Deferred income taxes                                                 21,741         16,662
    Retirement benefits                                                    4,599          4,396
    Other noncurrent liabilities                                             970            789
                                                                       ---------      ---------
        Total noncurrent liabilities                                      95,804         97,416

STOCKHOLDERS' EQUITY
    Preferred Stock, $.001 par value; 2,000,000 shares
        authorized, no shares issued                                           -              -
    Common Stock, $.001 par value; 50,000,000 shares authorized,
        17,280,123 and 17,122,698 shares issued and outstanding               17             17
    Treasury Stock, at cost (2,747 shares)                                   (57)           (57)
    Additional paid-in-capital                                            68,195         63,413
    Unearned compensation                                                 (4,597)        (2,164)
    Accumulated other comprehensive loss --
          Foreign currency translation adjustments                        10,754          7,966
          Minimum pension liability                                         (386)          (386)
          Change in fair value of derivative financial instruments           (46)             -
                                                                       ---------      ---------
                                                                          10,322          7,580
    Retained earnings                                                    203,449        187,190
                                                                       ---------      ---------
        Total stockholders' equity                                       277,329        255,979
                                                                       ---------      ---------
        Total liabilities and stockholders' equity                     $ 449,296      $ 434,558
                                                                       =========      =========
See Accompanying Notes.

                                CUNO INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                               SIX MONTHS ENDED
                                                                                    APRIL 30,
                                                                              2005          2004
                                                                            ---------     --------
OPERATING ACTIVITIES
   Net income                                                               $ 16,259      $ 15,449
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                            7,965         5,417
      Noncash compensation recognized under employee stock plans                 696           412
      Losses (gains) on sales of property, plant and equipment                   (79)           30
      Pension funding less than expense                                          117           171
      Deferred income taxes                                                    3,708           251
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                (1,507)       (8,802)
           Inventories                                                        (2,705)       (5,506)
           Prepaid expenses and other current assets                          (1,956)       (1,207)
           Accounts payable and accrued expenses                              (5,254)          239
           Accrued income taxes                                                 (988)        2,424
                                                                            --------      --------
Net cash provided by operating activities                                     16,256         8,878

INVESTING ACTIVITIES
      Proceeds from sales of property, plant and equipment                       100             -
      Acquisition of companies, net of cash acquired                               -          (554)
      Capital expenditures                                                   (13,952)       (8,543)
      Other, net                                                                (692)         (574)
                                                                            --------      --------
Net cash used for investing activities                                       (14,544)       (9,671)

FINANCING ACTIVITIES
      Principal payments on long-term debt                                    (7,086)         (784)
      Principal payments on short-term debt                                   (2,824)         (612)
      Proceeds from short-term debt                                            2,336             -
      Net borrowings under short-term bank loans                               1,673         2,964
      Proceeds from stock options exercised                                    1,028           613
                                                                            --------      --------
Net cash (used for) provided by financing activities                          (4,873)        2,181

Effect of exchange rate changes on cash and cash equivalents                     519           746
                                                                            --------      --------
Net change in cash and cash equivalents                                       (2,642)        2,134
Cash and cash equivalents -- beginning of period                              23,359        57,603
                                                                            --------      --------
Cash and cash equivalents -- end of period                                  $ 20,717      $ 59,737
                                                                            ========      ========

See accompanying notes.

CUNO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per-share amounts)

APRIL 30, 2005

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

      Inventories consist of the following:

                    APRIL 30,  OCTOBER 31,
                     2005         2004
                    -------     -------
                  (unaudited)
Raw materials       $18,702     $18,805
Work-in-process       5,662       6,215
Finished goods       26,152      22,255
                    -------     -------
                    $50,516     $47,275
                    =======     =======

ACCOUNTS PAYABLE

      At April 30, 2005 and October 31, 2004, approximately $4,094 and $2,478, respectively, representing book overdrafts of cash accounts, were reclassified to accounts payable.

INTEREST AND OTHER INCOME, NET:

      Interest and other income (expense), net consisted of the following:

                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                  APRIL 30,           APRIL 30,
                                2005     2004       2005      2004
                                ----     ----       ----      ----
Interest income                $ 157     $ 181      $ 329     $ 420
Exchange gains (losses)           93        11        104        (2)
Gains (losses) on sales of
 property, plant, and
 equipment                        88       (38)       104       (30)
Other, net                         4        62         28       (22)
                               -----     -----      -----     -----
                               $ 342     $ 216      $ 565     $ 366
                               =====     =====      =====     =====

EARNINGS PER SHARE:

         Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock equivalents, where such effect is dilutive. Earnings per share for the three months ended April 30, 2005 and 2004 is calculated as follows:

                                                 APRIL 30,       APRIL 30,
                                                   2005            2004
                                                -----------     -----------
NUMERATOR:

  Net income                                    $     8,428     $     8,444
                                                ===========     ===========

DENOMINATORS:

 Weighted average shares outstanding             16,958,565      16,694,466
                                                -----------     -----------
 DENOMINATOR FOR BASIC EARNINGS PER SHARE        16,958,565      16,694,466
                                                ===========     ===========

 Weighted average shares outstanding             16,958,565      16,694,466
 Effect of dilutive employee stock options          298,887         407,061
 Effect of dilutive restricted shares               202,731         112,759
                                                -----------     -----------
 DENOMINATOR FOR DILUTED EARNINGS PER SHARE      17,460,183      17,214,286
                                                ===========     ===========

Basic earnings per share                        $      0.50     $      0.51
Diluted earnings per share                      $      0.48     $      0.49

      Approximately 104,618 and 216,000 shares (before the effects of the treasury stock method) related to options to purchase common stock and unvested restricted stock were excluded from the computations of diluted earnings per share at April 30, 2005 and 2004, respectively, because the exercise price was greater than the average market price of the common stock during the periods.

Earnings per share for the six months ended April 30, 2005 and 2004 is calculated as follows:

                                                 APRIL 30,        APRIL 30,
                                                   2005             2004
                                                -----------     -----------
NUMERATOR:

 Net income                                     $    16,259     $    15,449
                                                ===========     ===========

DENOMINATORS:

 Weighted average shares outstanding             16,931,554      16,690,853
 DENOMINATOR FOR BASIC EARNINGS PER SHARE        16,931,554      16,690,853
                                                ===========     ===========

 Weighted average shares outstanding             16,931,554      16,690,853
 Effect of dilutive employee stock options          315,132         407,491
 Effect of dilutive restricted shares               212,390         112,843
                                                -----------     -----------
 DENOMINATOR FOR DILUTED EARNINGS PER SHARE      17,459,076      17,211,187
                                                ===========     ===========

Basic earnings per share                        $      0.96     $      0.93
Diluted earnings per share                      $      0.93     $      0.90

      Approximately 92,368 and 216,000 shares (before the effects of the treasury stock method) related to options to purchase common stock and unvested restricted stock were excluded from the computations of diluted earnings per share for the six-months ended April 30, 2005 and 2004, respectively, because the exercise price was greater than the average market price of the common stock during the periods.

COMPREHENSIVE INCOME:

      Total comprehensive income was comprised of the following:

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         APRIL 30,                   APRIL 30,
                                                    2005          2004          2005          2004
                                                  --------      --------      --------      --------
Net income                                        $  8,428      $  8,444      $ 16,259      $ 15,449

Other comprehensive income (loss):
  Change in fair value of derivative
     financial instruments, net of deferred
     income taxes of $10, $189, ($15) and $69           20           302           (23)          100

  Losses related to derivative financial
    instruments reclassified into earnings
    from other comprehensive income,
    net of $9, $30, $12 and $55 tax                    (16)          (47)          (23)          (89)
    benefit

  Foreign currency translation adjustments             348        (2,577)        2,788         1,058
                                                  --------      --------      --------      --------

         Total comprehensive income               $  8,780      $  6,122      $ 19,001      $ 16,518
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

                                       THREE MONTHS ENDED  SIX MONTHS ENDED
                                             APRIL 30,         APRIL 30,
                                          2005     2004      2005      2004
                                          ----     ----    ------    ------
Volatility                                35.44%    N/A     34.87%    23.39%
Risk-free interest rate                    4.16%    N/A      3.75%     3.46%
Expected option life                     5 years    N/A    5 years   5 years
Dividend yield                                -     N/A         -         -

      N/A - There were no stock option grants during the quarter ended April 30, 2004

      The following table illustrates the effect on net income and earnings per share as if compensation cost had been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with FAS 123, as amended, using the Black-Scholes fair value method for option pricing.

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      APRIL  30,                   APRIL 30,
                                                                  2005          2004          2005           2004
                                                               ---------     ---------     ----------     ----------
Net income, as reported                                        $   8,428     $   8,444     $   16,259     $   15,449

Add: Stock-based compensation expense included in reported
net income, net of income taxes                                      295           147            466            276

Deduct: Total stock-based compensation expense determined
under fair value based method for all awards, net of
income taxes                                                         706           616          1,346          1,236
                                                               ---------     ---------     ----------     ----------
Pro forma net income                                           $   8,017     $   7,975     $   15,379     $   14,489
                                                               =========     =========     ==========     ==========
Earnings per share:
         Basic - as reported                                   $    0.50     $    0.51     $     0.96     $     0.93
         Basic - pro forma                                     $    0.47     $    0.48     $     0.91     $     0.87
         Diluted - as reported                                 $    0.48     $    0.49     $     0.93     $     0.90
         Diluted - pro forma                                   $    0.46     $    0.46     $     0.88     $     0.85

NEWLY ISSUED ACCOUNTING STANDARD

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This standard will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Standard is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This Standard will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. We are currently evaluating the requirements and application of this standard and expect the adoption to have an adverse effect on our consolidated statements of income.

NOTE 2 - GOODWILL AND INTANGIBLE ASSETS

      Goodwill amounted to $104,566 and $103,977 at April 30, 2005 and October 31, 2004, respectively. The increase in goodwill is attributable to changes in foreign exchange rates.

      Other intangible assets amounted to $31,876 and $32,894 at April 30, 2005 and October 31, 2004, respectively. The decrease in the balance of other intangible assets is related primarily to amortization, which amounted to $650 and $1,303, respectively, for the three-month and six-month periods ended April 30, 2005, partially offset by the impact of fluctuations in foreign exchange rates.

NOTE 3 - BENEFIT PLANS

Components of Net Periodic Benefit Cost are as follows:

                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                               APRIL 30,                 APRIL 30,
                                           2005         2004         2005         2004
                                           ----         ----         ----         ----
Service cost                              $   790      $   683      $ 1,584      $ 1,366
Interest cost                                 688          633        1,377        1,266
Expected return on plan assets               (880)        (823)      (1,762)      (1,646)
Amortization of transition asset                1           20            2           40
Amortization of prior service cost             46          102           92          204
Amortization of net loss                      237          141          474          282
                                          -------      -------      -------      -------
            Net periodic benefit cost     $   882      $   756      $ 1,767      $ 1,512
                                          =======      =======      =======      =======

      During the three and six months ended April 30, 2005, employer contributions of $816 and $1,650, respectively, were made to the pension plans. We currently anticipate contributing an additional $1,640 to fund our pension plans in fiscal 2005 for a total expected contribution of $3,290.

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

      Pension expense for fiscal 2005 is determined at the beginning of the fiscal year and expensed ratably throughout the year. Our estimate of pension expense to be recognized in 2005 is $3,500 ($3,100 in fiscal 2004).

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

      On August 2, 2004 we acquired 100 percent of the outstanding common shares of WTC Industries and subsidiary ("WTC"). The aggregate purchase price was $115,193 (net of $569 of cash acquired). The results of operations of WTC are included in our financial statements from August 2, 2004, the date of acquisition, and thereafter.

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

Financial information by geographic operating segments is summarized below:

                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                         APRIL 30,                     APRIL 30,
                                    2005           2004           2005           2004
                                 ---------      ---------      ---------      ---------
NET SALES:
Europe                           $  21,359      $  20,424      $  40,849      $  37,058
Japan                               13,464         11,393         25,826         21,214
Asia/Pacific                        14,773         11,812         27,684         22,447
Latin America                        4,240          3,482          7,804          6,969
                                 ---------      ---------      ---------      ---------
    Subtotal - Foreign sales        53,836         47,111        102,163         87,688
North America                       67,158         50,517        131,906         96,325
Intercompany sales                 (16,269)       (14,883)       (29,968)       (25,859)
                                 ---------      ---------      ---------      ---------
         Total net sales         $ 104,725      $  82,745      $ 204,101      $ 158,154
                                 =========      =========      =========      =========

Our sales by market are summarized below:

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                        APRIL 30,                APRIL 30,
                                   2005         2004         2005         2004
                                 --------     --------     --------     --------
NET SALES:
Potable Water                    $ 53,975     $ 37,940     $106,272     $ 72,793
Fluid Processing                   24,332       21,143       47,571       41,413
Healthcare                         26,418       23,662       50,258       43,948
                                 --------     --------     --------     --------
        Total net sales          $104,725     $ 82,745     $204,101     $158,154
                                 ========     ========     ========     ========

Our operating income by segment is detailed below:

                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                        APRIL 30,                   APRIL 30,
                                   2005          2004          2005          2004
                                 --------      --------      --------      --------
OPERATING INCOME:
North America                    $  5,791      $  6,917      $ 12,126      $ 13,077
Europe                              1,878         1,948         2,914         3,073
Japan                               2,121         1,448         4,474         2,506
Asia/Pacific                        2,403         1,879         4,564         3,612
Latin America                         457           331           777           684
                                 --------      --------      --------      --------
      Total operating income       12,650        12,523        24,855        22,952
                                 --------      --------      --------      --------
Interest expense                     (561)          (87)       (1,084)         (170)
Other, net                            342           216           565           366
                                 --------      --------      --------      --------
Income before income taxes       $ 12,431      $ 12,652      $ 24,336      $ 23,148
                                 ========      ========      ========      ========

Interest expense and other income (expense) have not been allocated to segments.

      Our assets by segment are detailed below:

                           APRIL 30,      OCTOBER 31,
                              2005           2004
                           ---------      -----------
ASSETS:
North America              $ 361,378      $ 345,359
Europe                        70,729         59,605
Japan                         42,292         37,100
Asia/Pacific                  35,618         31,323
Latin America                 14,512         14,047
General Corporate             20,690         23,359
Eliminations and other       (95,923)       (76,235)
                           ---------      ---------
Total Assets               $ 449,296      $ 434,558
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

NOTE 7 - SUBSEQUENT EVENT

      On May 11, 2005, CUNO entered into an Agreement and Plan of Merger with 3M Company. On the terms and subject to the conditions of the Merger Agreement, which has been approved by the Board of Directors of each of CUNO and 3M, at the effective time of the Merger, each share of common stock, par value $0.001, of CUNO will be converted into the right to receive $72.00 in cash.

      Consummation of the Merger is subject to customary conditions, including
(i) approval of the holders of CUNO Common Stock, (ii) absence of any law or order prohibiting the consummation of the Merger and (iii) expiration or termination of the Hart-Scott-Rodino waiting period and obtaining certain other regulatory approvals.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
amounts in thousands, except share and per-share amounts)

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

        - RESULTS OF OPERATIONS. This section provides an analysis of our recent results of operations, including a brief description of transactions and events that impact the comparability of these results.

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

      Stock Based Compensation - We currently account for our stock option awards under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost pertaining to stock options is reflected in net income, as all options granted under our plans had exercise prices equal to the market value of the underlying common stock on the date of grant. Restricted and performance share grants awarded to employees are included in earnings as an expense over the vesting period of the award. The Company expects to adopt SFAS No. 123 (revised), "Share Based Payment" in the first quarter of 2006. SFAS No. 123(R) will require the recognition of compensation expense associated with the share-based payment in the Company's consolidated financial statements, and is expected to have a material impact on the Company's results of operations.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED APRIL 30, 2005 VS. THREE MONTH PERIOD ENDED APRIL 30, 2004

OVERVIEW

      During the second quarter of fiscal 2005, CUNO's sales grew by 26.6 percent. Sales growth was particularly strong in North America, Japan and Asia/Pacific, and strong overall within the worldwide potable water market. U.S. Dollar organic sales growth was 14.9 percent and organic sales growth on a local currency basis was 12.4 percent. Although our sales increased significantly, our gross margin decreased due primarily to the impact of our recent acquisition of WTC Industries Inc. (WTC). Sales to retailers within the potable water market and sales attributable to WTC generally carry lower gross margins than we have historically reported. Net income was flat - we incurred approximately $0.5 million in operating costs associated with a new plant in Mexico and incurred approximately $0.8 million in costs associated with compliance efforts surrounding the Sarbanes-Oxley Act of 2002 which adversely affected profitability.

      Going forward, business and market uncertainties may affect results. See "Company Risk Factors" above and Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 for a full discussion of the key factors which affect our business and operating results.

      Below is a summary of selected consolidated earnings information:

                                          THREE MONTHS ENDED
                                               APRIL 30,
                                          2005          2004         CHANGE
                                          ----          ----         ------
Net sales                               $104,725      $ 82,745        26.6%
Cost of products sold                     59,970        43,676        37.3%
Gross profit                              44,755        39,069        14.6%
        Gross margin percent                42.7%         47.2%       (450 bpt)

Selling, general and administrative       26,298        22,434        17.2%
        SG&A as a percent of sales          25.1%         27.1%       (200 bpt)

Operating income                          12,650        12,523         1.0%
        Operating margin                    12.1%         15.1%       (300 bpt)
        Effective tax rate                  32.2%         33.3%       (110 bpt)

Net income                              $  8,428      $  8,444        (0.2%)
Diluted earnings per share              $   0.48      $   0.49        (2.0%)

BUSINESS ENVIRONMENT

      Our geographic and market diversity help limit the impact of any one market or the economy of any single country on our consolidated results. The uncertainty of the economic conditions in various markets and geographic regions in which we compete is likely to continue to present challenges to our business near term. The U.S. Dollar was significantly weaker compared to most of the currencies in countries we conduct business in during the second quarter of 2005 compared to the second quarter of 2004. We translate revenue and expense accounts at the average exchange rates during the periods presented.

NET SALES

      Net sales were $104.7 million in the second quarter of fiscal 2005 representing a 26.6 percent increase over 2004's second quarter sales of $82.7 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the second quarter of 2004, net sales in the second quarter of 2005 would have been $2.1 million lower than the reported sales of $104.7 million, or 24.1 percent greater overall.

      The following table displays the Company's sales by geographic segment:

                              THREE MONTHS ENDED                  CURRENCY
                                   APRIL 30,            PERCENT   ADJUSTED
                               2005         2004        CHANGE     CHANGE
                             --------     --------      ------     ------
North America                $ 56,876     $ 41,989       35.5%     35.5%
Europe                         17,950       16,100       11.5%      4.9%
Japan                          12,894       11,135       15.8%     13.9%
Asia/Pacific                   13,073       10,310       26.8%     23.1%
Latin America                   3,932        3,211       22.5%     10.4%
                             --------     --------
             Total sales     $104,725     $ 82,745       26.6%     24.1%
                             ========     ========

      North American sales increased 35.5 percent in the second quarter of 2005 as compared to the same quarter in 2004. Sales increased in all North American markets during the quarter, however stronger potable water market sales were largely responsible for this growth. Excluding sales from WTC which we acquired on August 2, 2004, sales in North America would have been up 12.6 percent quarter over quarter. North American fluid processing and healthcare sales increased 8.4 percent and 9.1 percent, respectively, reflecting the overall strength of the economy during this time period. European sales increased 4.9 percent in local currency as compared to the same period in 2004. Sales were generally strong in all European markets, however fluid processing sales were particularly strong in the quarter reflecting greater demand for our products serving the industrial and chemical markets. Sales in Japan were up broadly in all markets and were led by very strong sales of food and beverage filters used in the healthcare market primarily for the filtration of bottled drinks. Asia/Pacific sales were up 23.1 percent in local currency primarily reflecting strong growth of potable water sales within the Asia region. Second quarter 2005 Latin American sales were up 10.4 percent when expressed in local currency due primarily to increased sales within the potable water and fluid processing markets.

      The following table displays the Company's sales by market:

                              THREE MONTHS ENDED                  CURRENCY
                                    APRIL 30,           PERCENT   ADJUSTED
                               2005         2004        CHANGE     CHANGE
                             --------     --------      ------    --------
Potable Water                $ 53,975     $ 37,940       42.3%     40.9%
Healthcare                     26,418       23,662       11.6%      8.0%
Fluid Processing               24,332       21,143       15.1%     11.7%
                             --------     --------
             Total sales     $104,725     $ 82,745       26.6%     24.1%
                             ========     ========

      The strength in the potable water market continues to be broad geographically, driven largely by strong sales growth in North America (up 47.6 percent) associated with OEM customers, direct marketing companies and appliance manufacturers and strong overseas sales (up 19.7 percent in local currency). Excluding the impact of WTC, second quarter worldwide potable water sales were up 18.3 percent on a local currency basis. Fluid Processing sales were up 8.4 percent in North America and up 13.2 percent overseas on a local currency basis. Healthcare sales were up 9.1 percent in North America and up 7.6 percent overseas on a local currency basis. Much of this overseas growth was driven by continued strong sales of food and beverage filters in Japan used primarily for the filtration of bottled drinks.

GROSS PROFIT

      Gross profit increased $5.7 million to $44.8 million in the second quarter of 2005 from $39.1 million in the second quarter of 2004. Gross profit as a percentage of net sales (gross margin) decreased during that same period from
47.2 percent in 2004 to 42.7 percent in 2005. This decrease in gross margin is primarily attributable to a change in our sales mix in the potable water market, including sales of WTC (which we acquired on August 2, 2004 and are included in our 2005 results) and increasing sales to retailers, both of which carry comparatively lower gross margins.

OPERATING EXPENSES

      Selling, general and administrative expenses (SG&A) were up 17.2 percent, less than the 26.6 percent sales growth rate for the quarter. Because of CUNO's international operations, the weaker US dollar served to increase the consolidated US dollar reported SG&A expense. SG&A expenses were 25.1 percent of sales in the second quarter of fiscal 2005 vs. 27.1 percent of sales in the second quarter of fiscal 2004. We continue to face rising structural costs such as Sarbanes/Oxley compliance, medical, pension and depreciation expense, as well as the addition of WTC's expenses included in 2005 results.

      Research, development and engineering expenses (incurred primarily in the US and to a lesser extent in Europe) increased 27.8 percent to $5.2 million in the second quarter of 2005, reflecting our continued focus on the development of new products and technologies. As a percentage of sales, research, development and engineering expenses were 4.9 percent of sales in both the second quarter of fiscal 2005 and 2004.

OPERATING INCOME

      As a result of the above, operating income increased 1.0 percent, to $12.7 million or 12.1 percent of sales in the second quarter of fiscal 2005 compared to $12.5 million or 15.1 percent of sales in the second quarter of 2004.

      Our operating income by segment is detailed below:

                       THREE MONTHS ENDED
                            APRIL 30,          DOLLAR       PERCENT
                        2005        2004       CHANGE       CHANGE
                      -------     -------      ------      ---------
OPERATING INCOME:
North America         $ 5,791     $ 6,917     ($1,126)      (16.3%)
Europe                  1,878       1,948         (70)       (3.6%)
Japan                   2,121       1,448         673        46.5%
Asia/Pacific            2,403       1,879         524        27.9%
Latin America             457         331         126        38.1%
                      -------     -------     -------
          Total       $12,650     $12,523         127         1.0%
                      =======     =======     =======

      Operating income in North America decreased by $1.1 million, or 16.3 percent. This decrease was due to many factors, including: operating costs of approximately $0.5 million associated with a new plant which is currently being built in Mexico to begin production of certain water products, compliance costs of approximately $0.8 million associated with the Sarbanes Oxley Act, amortization expense associated with WTC's definite lived amortizable intangible assets ($0.5 million), lower gross margins associated with the change in sales mix within the potable water market (as noted above) and other increased structural costs discussed above.

      The results of our foreign operations are heavily dependent on the relationship of their functional currency compared to the U.S. Dollar. We translate our foreign revenue and expense accounts into U.S. Dollars using the average exchange rate for the period. European sales increased 4.9 percent on a local currency basis, while the Euro strengthened approximately 6 percent (average second quarter of 2005 versus average second quarter of 2004). Increased manufacturing and structural costs were responsible for the reduction in Europe's operating income. Sales in Japan were up 13.9 percent on a local currency basis (and up $1.8 million in U.S. dollars), and the Yen strengthened versus the U.S. Dollar approximately 2 percent quarter over quarter (allowing fixed costs to be spread over a larger sales base). Sales in 2005 were very strong for food and beverage filters used in the filtration of summer bottled drinks. These sales are dependent on consumer preferences and other external factors. Asia/Pacific sales were up 23.1 percent quarter over quarter, and the Australian Dollar strengthened approximately 3 percent in comparison (approximately 50 percent of our sales in the region are denominated in Australian Dollars). Local currency sales in Latin America increased 10.4 percent, contributing to the increase in operating income for the quarter.

NONOPERATING INCOME (EXPENSE):

      Interest expense increased from $0.1 million in the second quarter of 2004 to $0.6 million in the second quarter of 2005. This primarily relates to interest expense associated with our variable rate, unsecured revolving credit facility. We had $68 million in outstanding borrowings under this facility at April 30, 2005 and capitalized approximately $0.2 million in interest costs during the second quarter of 2005 in accordance with the provisions of FAS 34, "Capitalization of Interest Cost".

INCOME TAXES

      The Company's effective income tax rate for the second quarter of 2005 was
32.2 percent compared to 33.3 percent in the second quarter of 2004. Our tax rate is impacted by the change in the mix of income attributed to the various countries in which we do business and various one-time and recurring tax planning initiatives.

      As of April 30, 2005, the Company had a full valuation allowance against approximately $1.3 million of NOLs in China. Our China operations are start-up in nature with a history of losses (no profit has been earned since inception in 2001). The remaining countries in which we carry valuation allowances against NOLs are generally operations which are new to CUNO, have a history of losses, or are in volatile economic regions of the world.

SIX MONTH PERIOD ENDED APRIL 30, 2005 VS. SIX MONTH PERIOD ENDED APRIL 30, 2004

OVERVIEW

      During the first six months of fiscal 2005, CUNO's sales were up 29.1 percent. This growth was favorably impacted by the overall weakness of the U.S. Dollar, strong sales in the North American potable water market (up 52.6 percent) and overseas sales in general (up 12.5 percent in local currency). U.S. Dollar organic sales growth was 17.3 percent and organic sales growth on a local currency basis was 14.6 percent. Although our sales increased significantly, our gross margin decreased due primarily to the impact of our recent acquisition of WTC Industries Inc. (WTC). Sales to retailers within the potable water market and sales attributable to WTC generally carry lower gross margins than we have historically reported. Net income increased modestly (up 5.2 percent) - we incurred approximately $0.7 million in operating costs associated with a new plant in Mexico and incurred approximately $0.9 million in costs associated with compliance efforts surrounding the Sarbanes-Oxley Act of 2002 which adversely affected profitability.

      Going forward, business and market uncertainties may affect results. See "Company Risk Factors" above and Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 for a full discussion of the key factors which affect our business and operating results.

      Below is a summary of selected consolidated earnings information:

                                           SIX MONTHS ENDED
                                               APRIL 30,
                                          2005          2004        CHANGE
                                          ----          ----        ------
Net sales                               $204,101      $158,154        29.1%
Cost of products sold                    116,900        84,229        38.8%
Gross profit                              87,201        73,925        18.0%
        Gross margin percent                42.7%         46.7%       (400 bpt)

Selling, general and administrative       50,962        42,604        19.6%
        SG&A as a percent of sales          25.0%         26.9%       (190 bpt)

Operating income                          24,855        22,952         8.3%
        Operating margin                    12.2%         14.5%       (230 bpt)
        Effective tax rate                  33.2%         33.3%        (10 bpt)

Net income                              $ 16,259      $ 15,449         5.2%
Diluted earnings per share              $   0.93      $   0.90         3.3%

BUSINESS ENVIRONMENT

      Our geographic and market diversity helps limit the impact of any one market or the economy of any single country on our consolidated results. The uncertainty of the economic conditions in various markets and geographic regions in which we compete is likely to continue to present challenges to our business near term. The U.S. Dollar was significantly weaker compared to most of the currencies in countries we conduct business in during the first six months of 2005 compared to the first six months of 2004. We translate revenue and expense accounts at the average exchange rates during the periods presented.

NET SALES

      Net sales were $204.1 million in the first six months of fiscal 2005 representing a 29.1 percent increase over 2004's sales of $158.2 million. This increase can generally be attributed to an increase in the unit volume of worldwide sales. Had currency values been unchanged from the first six months of 2004, net sales in the first six months of 2004 would have been $4.2 million lower than the reported sales of $204.1 million, or 26.4 percent greater overall.

      The following table displays the Company's sales by geographic segment:

                               SIX MONTHS ENDED                   CURRENCY
                                    APRIL 30,          PERCENT    ADJUSTED
                               2005         2004        CHANGE     CHANGE
                             --------     --------     -------    -------
North America                $112,938     $ 80,925       39.6%     39.6%
Europe                         34,282       29,957       14.4%      7.1%
Japan                          24,934       20,729       20.3%     17.2%
Asia/Pacific                   24,732       20,091       23.1%     19.0%
Latin America                   7,215        6,452       11.8%      3.1%
                             --------     --------
             Total sales     $204,101     $158,154       29.1%     26.4%
                             ========     ========

      North American sales increased 39.6 percent in the first six months of 2005 as compared to the same period in 2004. Stronger potable water market sales were responsible for the growth in North America during this time period. Potable water continues to achieve strong sales of its series of filters designed for customers who serve various channels of distribution with final sales to US residential consumers. North American fluid processing and healthcare sales increased 10.8 percent and 9.4 percent, respectively. European sales increased 7.1 percent in local currency as compared to the same period in 2004. Fluid processing sales were particularly strong in the period reflecting greater demand for our products serving the industrial markets. Sales in Japan were up 17.2 percent in local currency led by a strong increase in sales to the healthcare market, and to a lesser extent the potable water market. Asia/Pacific sales were up 19.0 percent excluding changes in currency values. Sales were very strong throughout Asia, and particularly strong in the water markets in Asia. First half 2005 Latin American sales were up 3.1 percent when expressed in local currency.

      The following table displays the Company's sales by market:

                               SIX MONTHS ENDED                  CURRENCY
                                    APRIL 30,          PERCENT   ADJUSTED
                               2005         2004        CHANGE    CHANGE
                             --------     --------      ------    ------
Potable Water                $106,272     $ 72,793       46.0%     44.7%
Healthcare                     50,258       43,948       14.4%     10.3%
Fluid Processing               47,571       41,413       14.9%     11.2%
                             --------     --------
             Total sales     $204,101     $158,154       29.1%     26.4%
                             ========     ========

      The strength in the potable water market was broad geographically, driven largely by strong overseas sales (up 18.2 percent in local currency) and strong sales growth in North America (up 52.6 percent) associated with OEM customers, direct marketing companies, and appliance manufacturers. Fluid Processing sales were up 10.8 percent in the U.S. and up 11.4 percent overseas on a local currency basis. Healthcare sales were up 10.6 percent overseas on a local currency basis and up 9.4 percent in the U.S. despite a reduction in diagnostic sales.

GROSS PROFIT

      Gross profit increased $13.3 million to $87.2 million in the first six months of 2005 from $73.9 million in the first six months of 2004. Gross profit as a percentage of net sales (gross margin) decreased during that same period from 46.7 percent in 2004 to 42.7 percent in 2005. This decrease in gross margin is primarily attributable to a change in our sales mix in the potable water market, including sales of WTC (which we acquired on August 2, 2004 and are included in our 2005 results) and increasing sales to retailers, both of which carry comparatively lower gross margins.

OPERATING EXPENSES

      Selling, general and administrative expenses (SG&A) were up 19.6 percent, less than the 29.1 percent sales growth rate. Because of CUNO's international operations, the weaker U.S. dollar served to increase the consolidated U.S. dollar reported SG&A expense. SG&A expenses were 26.9 percent of sales in the first six months of 2004 compared to 25.0 percent of sales in the first six months of 2005. In addition, rising structural costs (such as Sarbanes/Oxley compliance, medical, pension, insurance and depreciation expenses) impacted overall SG&A expenses.

      Research, development and engineering expenses (incurred primarily in the US and to a lesser extent in Europe) increased 22.6 percent to $10.1 million in the first six months of 2005, reflecting our continued focus on the development of new products and technologies. As a percentage of sales, RD&E expenses were
4.9 percent of sales in the first six months of fiscal 2005 compared to 5.2 percent of sales in the first six months of fiscal 2004.

OPERATING INCOME

      As a result of the above, operating income increased $1.9 million, or 8.3 percent, to $24.9 million or 12.2 percent of sales in the first six months of fiscal 2005 compared to $23.0 million or 14.5 percent of sales in the first six months of 2004.

      Our operating income by segment is detailed below:

                      SIX MONTHS ENDED
                           APRIL 30,        DOLLAR        PERCENT
                      2005        2004      CHANGE        CHANGE
                    -------     -------     -------       -------
OPERATING INCOME:
North America       $12,126     $13,077     ($  951)       (7.3%)
Europe                2,914       3,073        (159)       (5.2%)
Japan                 4,474       2,506       1,968        78.5%
Asia/Pacific          4,564       3,612         952        26.4%
Latin America           777         684          93        13.6%
                    -------     -------     -------
          Total     $24,855     $22,952      $1,903         8.3%
                    =======     =======     =======

      Operating income in North America decreased by $1.0 million, or 7.3 percent. This decrease was due to many factors, including: operating costs of approximately $0.7 million associated with a new plant which is currently being built in Mexico to begin production of certain water products, compliance costs of approximately $0.9 million associated with in Sarbanes/Oxley, amortization expense associated with WTC's definite lived amortizable intangible assets ($0.9 million), lower gross margins associated with the change in sales mix within the potable water market (as noted above) and other increased structural costs discussed above.

      The results of our foreign operations are heavily dependent on the relationship of their functional currency compared to the U.S. Dollar. We translate our foreign revenue and expense accounts into U.S. Dollars using the average exchange rate for the period. European sales increased 7.1 percent on a local currency basis, while the Euro strengthened approximately 7 percent (average first half of 2005 versus average first half of 2004) - these factors helped to offset increased manufacturing and structural costs in Europe. Sales in Japan were up 17.2 percent on a local currency basis, and the Yen strengthened versus the U.S. Dollar approximately 3 percent period over period. Asia/Pacific sales were up 19.0 percent on a local currency basis, and the Australian Dollar strengthened approximately 3 percent in comparison (approximately 50 percent of our sales in the region are denominated in Australian Dollars). Local currency sales in Latin America increased 3.1 percent, contributing to the modest increase in operating income.

FINANCIAL POSITION AND LIQUIDITY

      We assess liquidity in terms of the Company's ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, capital expenditure levels, and adequate bank financing alternatives.

      We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents position ($20.7 million at April 30, 2005) and available sources of liquidity (approximately $25 million of available, uncommitted, unused worldwide short-term lines of credit) are sufficient to meet current and anticipated requirements for the foreseeable future. We do not rely on commercial paper or off-balance sheet financing arrangements for our liquidity needs nor do we have any investments in special purpose entities ("SPEs"), or variable interest entities ("VIEs").

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

      SUMMARY OF CASH FLOWS FOLLOWS:

                                                        SIX MONTHS ENDED
                                                            APRIL 30,
                                                       2005          2004
                                                       ----          ----
CASH PROVIDED BY (USED FOR):
Operating activities                                 $ 16,256      $  8,878
Investing activities                                  (14,544)       (9,671)
Financing activities                                   (4,873)        2,181
Effect of exchange rate changes on cash and cash
equivalents                                               519           746

Net cash provided by operating activities increased by $7,378 due primarily to:

      -     Increase in deferred income taxes of $3,457

      -     Decrease in the use of cash for accounts receivable of $7,295

      -     Decrease in the use of cash for inventories of $2,801

      - Increase in the use of cash for accounts payable and accrued expenses of $5,493

Net cash used for investing activities increased by $4,873 due primarily to:

      -     Decrease in cash paid for acquisitions of $554

      -     Increase in capital expenditures of $5,409

Net cash used for financing activities increased by $7,054 due primarily to:

      -     Increase of $6,302 in the paydown of long term debt in 2005

      -     Increase of $415 in proceeds from stock option exercises in 2005

The effect of exchange rate changes on cash and cash equivalents of $519 in 2005 reflects the continued weakening of the U.S. Dollar against the Japanese Yen, Euro and Australian Dollar.

Contractual Obligations and Commercial Commitments

      Below is a table detailing, by maturity date, our Contractual Obligations and Commercial Commitments as of October 31, 2004:

OBLIGATIONS AND
COMMITMENTS            2005        2006        2007        2008       2009     THEREAFTER
---------------      -------     -------     -------     -------     -------   ----------
Bank loans           $11,048     $    --     $    --     $    --     $    --     $    --
Long-term debt           276         242         119          28      75,011         169
Operating leases       3,436       2,904       2,479       1,852       1,700         253
                     -------     -------     -------     -------     -------     -------
         Total       $14,760     $ 3,146     $ 2,598     $ 1,880     $76,711     $   422
                     =======     =======     =======     =======     =======     =======

      Also, see fiscal 2005 changes in bank loans and long-term debt detailed on the Consolidated Statements of Cash Flows for the six months ended April 30, 2005. We had no material qualifying long-term purchase obligations at October 31, 2004 and through the interim period in 2005. Our U.S. pension plans require no minimum amount of funding in 2005, however we plan to contribute approximately $3.3 million to our U.S. and Japanese pension plan in fiscal 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

    (a) Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures as of April 30, 2005 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

    (b) There have been no significant changes in our internal controls since the Evaluation Date. We are not aware of any significant change in any other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   We held our annual meeting of Stockholders on March 3, 2005.

(b) The following individuals were nominated and elected to serve a term of three years as Directors:
            Mr. C. Edward Midgley
            Mr. Frederick C. Flynn, Jr.

(c)   The stockholders voted on the following matters:

      1. Election of Directors -- the voting results for each nominee, all of whom were reelected, are as follows:

         Name                      Votes For       Votes Withheld        Not Voted
         ----                      ---------       --------------        ---------
Mr. C. Edward Midgley              15,400,602          181,573           1,604,362
Mr. Frederick C. Flynn, Jr.        14,440,700        1,141,475           1,604,362

      2. A proposal for the reapproval of the performance goals in the Executive Management Incentive Plan was approved by a count of 14,957,019 votes for, 584,472 votes against, 40,684 votes abstaining, and 1,604,362 shares not voted.

      3. A proposal for the appointment of PricewaterhouseCoopers LLP as independent auditors was approved by a count of 15,481,179 votes for, 85,472 votes against, 15,524 votes abstaining, 1,604,362 shares not voted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report.

      Exhibit 31.1 - Certification of Mark G. Kachur pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 - Certification of Frederick C. Flynn, Jr. pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      We filed a Report on Form 8-K, dated February 23, 2005, under "Item 9.01 Financial Statements and Exhibits," reporting our financial results for the quarter ended January 31, 2005.

        We filed a Report on Form 8-K dated March 28, 2005, under "Item 1.01 Entry into a material Definitive Agreement", disclosing a recent employment agreement with Mark G. Kachur and an amendment to Mark G. Kachur's Termination and Change in Control Agreement.

        We filed a report on Form 8-K dated May 11, 2005 under "Item 1.01 Entry into a Material Definitive Agreement" and "Item 3.03 Material Modification to Rights of Security Holders", disclosing an Agreement and Plan of Merger with 3M Company and an amendment to CUNO's Rights Agreement with the Compnay's transfer agent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUNO INCORPORATED

Date May 25, 2005

By /s/ Mark G. Kachur
   ------------------
Mark G. Kachur
Chairman of the Board of Directors,
President and Chief Executive Officer

By /s/ Frederick C. Flynn, Jr.
   ---------------------------
Frederick C. Flynn, Jr.
Senior Vice President -
Finance and Administration,
Chief Financial Officer and Assistant Secretary